Form 10-Q
period 1996-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1996-08-13
CIK 830997

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended June 30, 1996
        File No. 0-17777




Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.



Very truly yours,


/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



QH2-10Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from          to

For Quarter Ended  June 30, 1996     Commission file number        0-17777
                  ---------------                              ---------------

             Boston Financial Qualified Housing Tax Credits L.P. II (Exact name of registrant as specified in its charter)


 Delaware                                                         04-3002607
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


101 Arch Street, Boston, Massachusetts                       02110-1106
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   (617)439-3911

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
- - ------------------------------                                        --------

Item 1.  Financial Statements

         Combined Balance Sheets - June 30, 1996 (Unaudited)
           and March 31, 1996                                              1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1996 and 1995                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           1996                                                            3

         Combined Statements of Cash Flows (Unaudited) -
           For the Three Months Ended June 30, 1996 and 1995               4

         Notes to Combined Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

PART II - OTHER INFORMATION

Items 1-6                                                                 14

SIGNATURE                                                                 15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

                            COMBINED BALANCE SHEETS

                                                                       June 30,               March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                       $     488,070             $    164,590
   Tenant security deposits                                               30,044                   32,644
   Insurance proceeds receivable                                               -                  375,000
   Other current assets                                                   90,092                   81,015
                                                                   -------------             ------------
     Total current assets                                                608,206                  653,249

Notes and interest receivable                                             48,513                   81,908
Mortgagee escrow deposits                                                 36,136                   50,121
Replacement reserves                                                      75,895                   69,262
Investments in Local Limited Partnerships (Note 2)                    13,118,343               14,387,959
Marketable securities, at fair value (Note 1)                          1,204,616                1,739,223
Rental property at cost, net of accumulated depreciation               5,575,900                5,645,672
Deferred fees (net of accumulated amortization
   of $41,689 and $39,786, respectively)                                 262,569                  264,472
                                                                   -------------             ------------
     Total Assets                                                  $  20,930,178             $ 22,891,866
                                                                   =============             ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                  $     122,541             $     86,178
   Accounts payable and accrued expenses                                 112,580                  774,568
   Current portion of mortgage note payable                               16,500                   21,759
   Accrued interest payable                                               38,251                   38,291
   Security deposits payable                                              28,854                   29,754
                                                                   -------------             ------------
     Total current liabilities                                           318,726                  950,550

Mortgage note payable                                                  5,112,191                5,112,191
                                                                   -------------             ------------
     Total Liabilities                                                 5,430,917                6,062,741
                                                                   -------------             ------------

Minority interest in Local Limited Partnership                            96,422                   97,466
                                                                   -------------             ------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                15,408,863               16,725,984
Net unrealized gains (losses) on marketable securities                    (6,024)                   5,675
                                                                   -------------             ------------
   Total Partners' Equity                                             15,402,839               16,731,659
                                                                   -------------             ------------
   Total Liabilities and Partners' Equity                          $  20,930,178             $ 22,891,866
                                                                   =============             ============

  The  accompanying  notes  are  an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                    COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                          1996                    1995
                                                                     --------------           --------

Revenue:
   Rental                                                            $      186,532           $     176,062
   Investment                                                                29,020                  34,696
   Other                                                                     53,377                   5,011
                                                                     --------------           -------------
        Total Revenue                                                       268,929                 215,769
                                                                     --------------           -------------

Expenses:
   Asset management fees, related party                                      67,668                  66,018
   General and administrative (includes reimbursements
     to an affiliate of $30,134 and $28,110, respectively)                   58,858                  56,301
   Rental operations, exclusive of depreciation                              90,231                  82,910
   Property management fees, related party                                    9,880                   8,909
   Interest                                                                 124,398                 115,246
   Depreciation                                                              69,772                  71,153
   Amortization                                                              37,074                  48,954
                                                                     --------------           -------------
        Total Expenses                                                      457,881                 449,491
                                                                     --------------           -------------

Loss before equity in losses of
   Local Limited Partnerships                                              (188,952)               (233,722)

Minority interest in loss of
   Local Limited Partnership                                                  1,044                   1,117

Equity in losses of Local Limited
   Partnerships                                                          (1,129,213)             (1,087,476)
                                                                     --------------           -------------

Net Loss                                                             $   (1,317,121)          $  (1,320,081)
                                                                     ==============           =============

Net Loss allocated:
   To General Partners                                               $      (13,171)          $     (13,201)
   To Limited Partners                                                   (1,303,950)             (1,306,880)
                                                                     --------------           -------------
                                                                     $   (1,317,121)          $  (1,320,081)
                                                                     ==============           =============
Net Loss per Limited
   Partnership Unit (60,000 Units)                                   $       (21.73)          $     (21.78)
                                                                     ==============           ============
The  accompanying  notes  are  an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                    General         Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)                 Total

Balance at March 31, 1996          $ (360,058)      $  5,000   $ 17,081,042       $    5,675       $  16,731,659

Net change in net unrealized
   gains on marketable securities
   available for sale                       -              -              -          (11,699)            (11,699)

Net Loss                              (13,171)             -     (1,303,950)               -          (1,317,121)
                                   ----------       --------   ------------       ----------       -------------

Balance at June 30, 1996           $ (373,229)      $  5,000   $ 15,777,092       $   (6,024)      $  15,402,839
                                   ==========       ========   ============       ==========       =============

The  accompanying  notes  are  an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                           1996                   1995
                                                                      --------------          --------

Net cash used for operating activities                                 $   (379,747)          $    (97,079)
                                                                       -------------          ------------

Cash flows from investing activities:
   Purchases of marketable securities                                      (509,896)              (649,960)
   Proceeds from sales and maturities of
    marketable securities                                                 1,059,912                210,926
   Cash distributions received from Local
     Limited Partnerships                                                   151,118                  7,988
   Purchase of rental property and equipment                                      -                 (3,823)
   Replacement reserves, net                                                 (6,633)               (11,055)
                                                                       ------------           ------------
         Net cash provided by (used for) investing activities               694,501               (445,924)
                                                                       ------------           ------------

Cash flows from financing activities:
   Repayment of mortgage payable                                             (5,259)                (4,799)
   Deferred charges                                                               -                  1,609
   Mortgagee escrow deposits                                                 13,985                 (2,587)
   Proceeds from developer                                                        -                  6,110
                                                                       ------------           ------------
         Net cash provided by financing activities                            8,726                    333
                                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents                        323,480               (542,670)

Cash and cash equivalents, beginning of period                              164,590                614,257
                                                                       ------------           ------------

Cash and cash equivalents, end of period                               $    488,070           $     71,587
                                                                       ============           ============

Supplemental Disclosure:
   Cash paid for interest                                              $    124,438           $    115,294
                                                                       ============           ============


The  accompanying  notes  are  an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                            (A Limited Partnership)



                   Notes to the Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross            Gross
                                                                  Unrealized      Unrealized    Fair
                                                 Cost                Gains            Losses    Value

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $   489,709          $  4,014       $ (2,162)   $   491,561

Mortgage backed securities                       597,677                 -         (7,295)       590,382

Other debt securities                            123,254                 -           (581)       122,673
                                             -----------          --------        -------    -----------

Marketable securities
   at June 30, 1996                          $ 1,210,640          $  4,014       $(10,038)   $ 1,204,616
                                             ===========          ========       ========    ===========

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $ 1,025,378          $ 10,410       $ (7,636)   $  1,028,152

Mortgage backed securities                       348,843             1,366           (977)        349,232

Other debt securities                            359,327             3,183           (671)        361,839
                                             -----------          --------       --------    ------------

Marketable securities
   at March 31, 1996                         $ 1,733,548          $ 14,959       $ (9,284)   $  1,739,223
                                             ===========          ========       ========    ============


The contractual maturities at June 30, 1996 are as follows:

                                                                        Cost                 Fair Value

Due in one year or less                                              $   145,324             $   146,763
Due in one year to five years                                            467,639                 467,471
Mortgage backed securities                                               597,677                 590,382
                                                                     -----------             -----------
                                                                     $ 1,210,640             $ 1,204,616
                                                                     ===========             ===========

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $1,060,000 and $211,000 during the three months ended June 30, 1996 and 1995. Included in investment income are gross gains of $36,916 and gross losses of $1,720 which were realized on these sales in the three months ended June 30, 1996 and gross gains of $79 and gross losses of $4,682 which were realized on sales during the three months ended June 30, 1995.


2.   Investments in Local Limited Partnerships

The Partnership has acquired limited partner interests in thirty-nine Local Limited Partnerships (excluding Garden Cove) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.


A summary of investments in Local Limited Partnerships, excluding Garden Cove at June 30, 1996 is as follows:


Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  40,811,675

Cumulative equity in losses of Local Limited Partnerships                                            (31,378,505)

Cumulative cash distributions received
from Local Limited Partnerships                                                                         (635,594)

Investments in Local Limited Partnerships before adjustment                                            8,797,576

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      5,561,180

    Accumulated amortization of acquisition fees and expenses                                         (1,240,413)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  13,118,343
                                                                                                   =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships, excluding Garden Cove, in which the Partnership has invested is as follows:

Summarized Balance Sheet - For the
three months ended March 31, 1996 (Unaudited)

Assets:
   Investment property, net                                                                       $  103,833,541
   Current assets                                                                                      2,946,798
   Other assets                                                                                        7,306,976
                                                                                                  --------------
     Total Assets                                                                                 $  114,087,315
                                                                                                  ==============

Liabilities and Partners' Equity:
   Long-term debt                                                                                 $   93,609,470
   Current liabilities                                                                                 6,920,826
   Other liabilities                                                                                   7,624,223
                                                                                                  --------------
     Total Liabilities                                                                               108,154,519

Partners' Equity                                                                                       5,932,796
                                                                                                  --------------
     Total Liabilities and Partners' Equity                                                       $  114,087,315
                                                                                                  ==============

Summarized Income Statement- For the
three months ended March 31, 1996 (Unaudited)

Rental and other income                                                                           $    4,382,869
                                                                                                  --------------

Expenses:
   Operating                                                                                           2,316,846
   Interest                                                                                            2,142,650
   Depreciation and amortization                                                                       1,319,058
                                                                                                  --------------
     Total Expenses                                                                                    5,778,554

Net Loss                                                                                          $   (1,395,685)
                                                                                                  ==============

Partnership's share of net loss                                                                   $   (1,381,728)
                                                                                                  ==============
Other Partners' share of net loss                                                                 $      (13,957)
                                                                                                  ==============

For the three months ended June 30, 1996 the Partnership has not recognized $298,401 in equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative cash dsitributions exceeds their total investment.


3.   Commitments

At June 30, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Litigation

In connection with BF Alabama, Inc. assuming 51% control of the managerial rights, authority and voting rights of Garden Cove's general partner interests and the dismissal of the prior management company, BF Alabama, Inc. obtained a preliminary injunction against the other general partners which prevents them from exercising control over the Partnership. In addition, BF Alabama, Inc.
pursued the other general partners for monetary damages. BF Alabama, Inc. believes that the other general partners had breached certain provisions of the Local Limited Partnership Agreement and that the change in control was appropriate.

The former Managing Local General Partners of Garden Cove filed a counterclaim against the Partnership, Garden Cove Apartments, Ltd., BF Alabama, Inc. and Boston Financial. The counterclaim sought damages for fraud, misrepresentation, and intentional interference, among other claims. The counterclaim sought compensatory damages in excess of five million dollars ($5,000,000) and punitive damages in excess of fifty million dollars ($50,000,000). On March 11, 1996 a jury trial began. Four days into the trial, an out of court settlement was reached, which is believed by management to be favorable for the Partnership. Briefly, the settlement will involve a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments will be covered by the Partnership's insurance.
However, the Partnership also incurred and will incur significant litigation expenses in this matter. The settlement agreement also includes the mutual release of certain liabilities, including amounts due to the developer, and making permanent the previously described injunction. As of June 30, 1996 , the Partnership has unpaid litigation expenses of $150,000 related to this matter.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Assets
Current assets:
   Cash and cash equivalents                $      460,846      $    27,224        $          -     $      488,070
   Tenant security deposits                              -           30,044                   -             30,044
   Other current assets                            810,132           37,493            (757,533)            90,092
                                            --------------      -----------        ------------     --------------
     Total current assets                        1,270,978           94,761            (757,533)           608,206

Notes and interest receivable                       48,513                -                   -             48,513
Mortgagee escrow deposits                                -           36,136                   -             36,136
Replacement reserves                                     -           75,895                   -             75,895
Investments in Local Limited
   Partnerships                                 13,075,738                -              42,605         13,118,343
Marketable securities, at fair value             1,204,616                -                   -          1,204,616
Rental property at cost, net of
   accumulated depreciation                              -        5,575,900                   -          5,575,900
Deferred fees, net                                       -          262,569                   -            262,569
                                            --------------      -----------        ------------     --------------
     Total Assets                           $   15,599,845      $ 6,045,261        $   (714,928)    $   20,930,178
                                            ==============      ===========        ============     ==============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates           $      118,850      $     3,691        $          -     $      122,541
   Accounts payable and accrued
     expenses                                       78,156           34,424                   -            112,580
   Advances from Limited Partner                         -          757,533            (757,533)                 -
   Current portion of mortgage
     note payable                                        -           16,500                   -             16,500
   Accrued interest payable                              -           38,251                   -             38,251
   Security deposits payable                             -           28,854                   -             28,854
                                            --------------      -----------        ------------     --------------
     Total current liabilities                     197,006          879,253            (757,533)           318,726

Mortgage note payable                                    -        5,112,191                   -          5,112,191
                                            --------------      -----------        ------------     --------------
     Total Liabilities                             197,006        5,991,444            (757,533)         5,430,917
                                            --------------      -----------        ------------     --------------

Minority interest in Local Limited
   Partnership                                           -                -              96,422             96,422
                                            --------------      -----------        ------------     --------------

General, Initial and Investor
  Limited Partners' Equity                      15,408,863           53,817             (53,817)        15,408,863
Net unrealized losses on
  marketable securities                             (6,024)               -                   -             (6,024)
                                            --------------      -----------        ------------     --------------
   Total Partners' Equity                       15,402,839           53,817             (53,817)        15,402,839
                                            --------------      -----------        ------------     --------------
   Total Liabilities and Partners' Equity   $   15,599,845      $ 6,045,261        $   (714,928)    $   20,930,178
                                            ==============      ===========        ============     ==============

(A) June 30, 1996.
(B) March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

5.   Supplemental Combining Schedules (continued)


                            Statements of Operations

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Revenue:
   Rental                                   $            -     $    186,532        $         -      $    186,532
   Investment                                       28,057              963                  -            29,020
   Other                                            49,114            4,263                  -            53,377
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  77,171          191,758                  -           268,929
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party             67,668                -                  -            67,668
   General and administrative                       58,858                -                  -            58,858
   Rental operations, exclusive
     of depreciation                                     -           90,231                  -            90,231
   Property management fees,
     related party                                       -            9,880                  -             9,880
   Interest                                              -          124,398                  -           124,398
   Depreciation                                          -           69,772                  -            69,772
   Amortization                                     35,171            1,903                  -            37,074
                                            --------------     ------------        -----------      ------------
     Total Expenses                                161,697          296,184                  -           457,881
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                      (84,526)        (104,426)                 -          (188,952)

Minority interest in loss of
   Local Limited Partnership                             -                -              1,044             1,044

Equity in losses of Local
   Limited Partnerships                         (1,232,595)               -            103,382        (1,129,213)
                                            --------------     ------------        -----------      -------------

Net Loss                                    $   (1,317,121)    $   (104,426)       $   104,426      $ (1,317,121)
                                            ==============     ============        ===========      ============


(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Net cash used for operating activities       $     (365,058)    $    (65,574)      $    50,885     $    (379,747)
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities              (509,896)               -                 -          (509,896)
   Proceeds from sales and maturities
     of marketable securities                     1,059,912                -                 -         1,059,912
   Cash distributions received from
     Local Limited Partnerships                     151,118                -                 -           151,118
   Replacement reserves deposits                          -           (6,633)                -            (6,633)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for) investing
   activities                                       701,134           (6,633)                -           694,501
                                             --------------     -------------      -----------     -------------

Cash flows from financing activities:
   Repayment of mortgage payable                          -           (5,259)                -            (5,259)
   Mortgagee escrow deposits                              -           13,985                 -            13,985
   Advance from limited partner                           -           50,885           (50,885)                -
                                             --------------     ------------      ------------       -----------
Net cash provided by financing activities                 -           59,611           (50,885)            8,726
                                             --------------     ------------      ------------       -----------

Net increase (decrease) in cash
   and cash equivalents                             336,076          (12,596)                -           323,480

Cash and cash equivalents, beginning                124,770           39,820                 -           164,590
                                             --------------     ------------      ------------       -----------

Cash and cash equivalents, ending            $      460,846     $     27,224      $          -       $   488,070
                                             ==============     ============      ============       ===========


(A) For the three  months  ended June 30,  1996.
(B) For the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents of $488,070 as compared to $164,590 at March 31, 1996. The increase is primarily attributable to proceeds from the sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.
These increases are offset by cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4% and it transferred the additional funds to the reserve account. To date, funds have been withdrawn from the reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling $12,136 have also been paid from reserves. During the three months ended June 30, 1996, the Partnership advanced approximately $26,129 to Garden Cove to cover operating deficits.

Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At June 30, 1996, approximately $1,131,000 of marketable securities has been designated as reserves.

At June 30, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1996.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1996, resulted in a net loss of $1,317,121 as compared to a net loss of $1,320,081 for the same period in 1995. The slight decrease in net loss is primarily due to an increase in other revenue, offset by a slight increase in equity in losses of Local Limited Partnerships. The increase in other revenue is the result of distribution income received from a property whose carrying value has reached zero.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

As previously reported, Garden Cove, located in Huntsville, Alabama, defaulted on its mortgage, and the Managing Local General Partner, and affiliate of the Managing General Partner, completed a GNMA security reissuance which resulted in a reduction of debt service. However, the property continues to operate at a cash flow deficit despite the lower debt service due to a weak rental market. Beginning in the third quarter of 1994, the operating deficits have been funded from Partnership reserves. In addition, the Local Limited Partnership reached a settlement regarding the litigation against the former Local General Partners, which is described in detail in Note 4 to the Combined Financial Statements.

Atlantic Terrace, located in Washington, D. C., received HUD approval to increase the mortgage amount and reduce the interest rate which will lower the property's debt service. Despite continued high occupancy, the property is operating at a deficit which the Local General Partner has been funding.

Snapfinger Creste, Shannon Creste, and Grayton Pointe, three Georgia properties which share the same Local General Partner, continue to be affected by a weak rental market. The properties also suffer from deferred maintenance. The Local General Partner is obligated to fund deficits and has made advances and has deferred management fees. However, such funding obligations are limited, and it now appears doubtful that the Local General Partner will be able to continue to meet these obligations. Funds in escrow will be available to fund deficits, if needed and deemed appropriate by the Managing General Partner. After meeting with the Local General Partner, an agreement was reached to allow admission of an affiliate of the Managing General Partner as Local General Partner under certain circumstances. Both Snapfinger Creste and Greyton Point have defaulted on their loan obligations. Currently, the Managing General Partner is working on obtaining a two year debt service moratorium for Snapfinger Creste. Also, effective July 1996, management of the property was transferred to an unaffiliated entity. An affiliate of the Managing General Partner is in the process of assuming management of Shannon Creste and Grayton Pointe. The Managing General Partner is also working actively to secure a debt restructuring for the Shannon Creste property. A tentative agreement has been reached with the lender which will provide debt service relief over approximately 30 months. This agreement includes the use of an operating reserve escrow and approximately $150,000 in advances from the Partnership. To date, the agreement has not been finalized.

Shadow Wood Housing, located in Chickasha, Oklahoma, is also operating at a deficit resulting from high security costs, low Section 8 contract rates and high debt service payments. The Local General Partners are working to increase operating income through contract rent increases and a debt service restructuring. Operating deficits are currently being funded by the management agent.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996                BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


                                     By:   Arch Street, Inc.,
                                           its Managing General Partner




                                             /s/Georgia Murray
                                             Georgia Murray
                                             A Managing Director, Treasurer
                                             and Chief Financial Officer