Form 10-Q
period 1996-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1996-11-13
CIK 830997

November 13, 1996





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-17777


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/ Marie D. Reynolds
Marie D. Reynolds
Assistant Controller






QH2-10Q2.DOC

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

For the quarterly period ended September 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from             to

For Quarter Ended September 30, 1996         Commission file number  0-17777

       Boston Financial Qualified  Housing Tax Credits L.P. II
        (Exact name of registrant as specified in its charter)


           Delaware                                           04-3002607
 (State or other jurisdiction of                          (I.R.S. Employer
  ncorporation or organization)                          Identification No.)


101 Arch Street, Boston, Massachusetts                      02110-1106
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911

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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements

         Combined Balance Sheets - September 30, 1996 (Unaudited)
           and March 31, 1996                                              1

         Combined Statements of Operations (Unaudited) - For the Three and
           Six Months Ended September 30, 1996 and 1995                    2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1996       3


         Combined Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 1996 and 1995            4

         Notes to Combined Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            13

PART II - OTHER INFORMATION

Items 1-6                                                                 15

SIGNATURE                                                                 16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS

                                                          September 30,     March 31,
                                                              1996            1996
                                                          (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                               $    205,985    $    164,590
   Tenant security deposits                                      29,654          32,644
   Insurance proceeds receivable                                   --           375,000
   Other current assets                                         322,516          81,015
                                                           ------------    ------------
     Total current assets                                       558,155         653,249

Notes and interest receivable                                    51,941          81,908
Mortgagee escrow deposits                                        49,050          50,121
Replacement reserves                                             82,528          69,262
Investments in Local Limited Partnerships (Note 2)           12,409,666      14,387,959
Marketable securities, at fair value (Note 1)                 1,478,180       1,739,223
Rental property at cost, net of accumulated depreciation      5,500,369       5,645,672
Deferred fees (net of accumulated amortization
   of $43,589 and $39,786, respectively)                        260,669         264,472
                                                           ------------    ------------
     Total Assets                                          $ 20,390,558    $ 22,891,866
                                                           ============    ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                          $    147,295    $     86,178
   Accounts payable and accrued expenses                        255,646         774,568
   Current portion of mortgage note payable                      23,016          21,759
   Accrued interest payable                                      38,198          38,291
   Security deposits payable                                     29,654          29,754
                                                           ------------    ------------
     Total current liabilities                                  493,809         950,550

Mortgage note payable                                         5,100,297       5,112,191
                                                           ------------    ------------
     Total Liabilities                                        5,594,106       6,062,741
                                                           ------------    ------------

Minority interest in Local Limited Partnership                   95,375          97,466
                                                           ------------    ------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity       14,702,359      16,725,984
Net unrealized gains (losses) on marketable securities           (1,282)          5,675
                                                           ------------    ------------
   Total Partners' Equity                                    14,701,077      16,731,659
                                                           ------------    ------------
   Total Liabilities and Partners' Equity                  $ 20,390,558    $ 22,891,866
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended          Six Months Ended
                                 September 30,  September 30,  September 30,  September 30,
                                     1996          1995            1996          1995
                                 ------------  -------------   -----------    -----------

Revenue:
   Rental                         $   182,437    $   191,006    $   368,969    $   367,068
   Investment                          25,422         42,110         54,442         76,806
   Other                              (35,490)         6,251         17,887         11,262
                                  -----------    -----------    -----------    -----------
     Total Revenue                    172,369        239,367        441,298        455,136
                                  -----------    -----------    -----------    -----------

Expenses:
   Asset management fees,
     related party                     67,668         66,018        135,336        132,036
   General and administrative
     (includes reimbursements
     to an affiliate of $56,106
     and $49,408)                      55,368         47,590        114,226        103,891
   Rental operations,
     exclusive of depreciation         80,739        132,087        170,970        214,997
   Property management fees,
     related party                      9,848          9,774         19,728         18,683
   Interest                           124,258        115,137        248,656        230,383
   Depreciation                        75,531         68,301        145,303        139,454
   Amortization                        36,387         25,484         73,461         74,438
                                  -----------    -----------    -----------    -----------
     Total Expenses                   449,799        464,391        907,680        913,882
                                  -----------    -----------    -----------    -----------

Loss before equity in losses of
   Local Limited Partnerships        (277,430)      (225,024)      (466,382)      (458,746)

Minority interest in loss of
   Local Limited Partnership            1,047          1,218          2,091          2,335

Equity in losses of Local
   Limited Partnerships              (430,121)      (610,451)    (1,559,334)    (1,697,927)
                                  -----------    -----------    -----------    -----------

Net Loss                          $  (706,504)   $  (834,257)   $(2,023,625)   $(2,154,338)
                                  ===========    ===========    ===========    ===========

Net Loss allocated:
To General Partners               $    (7,065)   $    (8,343)   $   (20,236)   $   (21,543)
To Limited Partners                  (699,439)      (825,914)    (2,003,389)    (2,132,795)
                                  -----------    -----------    -----------    -----------
                                  $  (706,504)   $  (834,257)   $(2,023,625)   $(2,154,338)
                                  ===========    ===========    ===========    ===========

Net Loss per Limited
    Partnership Unit
    (60,000 Units)                $    (11.66)   $    (13.77)   $    (33.39)   $    (35.55)
                                  ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996

                                                                                       Net
                                                      Initial       Investor        Unrealized
                                       General         Limited       Limited           Gains
                                       Partners       Partners      Partners         (Losses)          Total

Balance at March 31, 1996           $   (360,058)   $      5,000   $ 17,081,042    $      5,675    $ 16,731,659

Net change in net unrealized
   gains on marketable securities
   available for sale                       --              --             --            (6,957)         (6,957)

Net Loss                                 (20,236)           --       (2,003,389)           --        (2,023,625)
                                    ------------    ------------   ------------    ------------    ------------

Balance at September 30, 1996       $   (380,294)   $      5,000   $ 15,077,653    $     (1,282)   $ 14,701,077
                                    ============    ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995

                                                           1996          1995
                                                       -----------    ---------


Net cash used by operating activities                  $  (626,594)   $  (309,613)
                                                       -----------    -----------

Cash flows from investing activities:
     Repayment of notes receivable                          34,373           --
     Purchases of marketable securities                   (908,552)    (1,876,070)
     Proceeds from sales and maturities
       of marketable securities                          1,214,971      1,669,581
     Cash distributions received from Local
       Limited Partnerships                                350,029          2,935
     Purchases of rental property and equipment               --          (13,777)
     Replacement reserves, net                             (13,266)       (13,034)
                                                       -----------    -----------
Net cash provided by (used for) investing activities       677,555       (230,365)
                                                       -----------    -----------

Cash flows from financing activities:
     Repayment of mortgage payable                         (10,637)        (9,718)
     Mortgagee escrow releases (deposits)                    1,071        (21,191)
     Proceeds from developer                                  --            6,110
                                                       -----------    -----------
Net cash used for financing activities                      (9,566)       (24,799)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents        41,395       (564,777)

Cash and cash equivalents, beginning of period             164,590        614,257
                                                       -----------    -----------

Cash and cash equivalents, end of period               $   205,985    $    49,480
                                                       ===========    ===========

Supplemental disclosure to cash flow activity:
     Cash paid for interest                            $   248,749    $   230,467
                                                       ===========    ===========


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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                               Gross        Gross
                                             Unrealized   Unrealized    Fair
                                 Cost           Gains       Losses      Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies   $  814,258   $    5,607   $   (1,905)   $  817,960

Mortgage backed securities        572,522         --         (4,651)      567,871

Other debt securities              92,682         --           (333)       92,349
                               ----------   ----------   ----------    ----------

Marketable securities
   at September 30, 1996       $1,479,462   $    5,607   $   (6,889)   $1,478,180
                               ==========   ==========   ==========    ==========

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies   $1,025,378   $   10,410   $   (7,636)   $1,028,152

Mortgage backed securities        348,843        1,366         (977)      349,232

Other debt securities             359,327        3,183         (671)      361,839
                               ----------   ----------   ----------    ----------

Marketable securities
   at March 31, 1996           $1,733,548   $   14,959   $   (9,284)   $1,739,223
                               ==========   ==========   ==========    ==========



The contractual maturities at September 30, 1996 are as follows:

                                   Cost      Fair Value

Due in one year or less         $  271,138   $  273,151
Due in one year to five years      635,802      637,158
Mortgage backed securities         572,522      567,871
                                ----------   ----------
                                $1,479,462   $1,478,180
                                ==========   ==========

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $1,215,000 and $1,670,000 during the six months ended September 30, 1996 and 1995. Included in investment income are gross gains of $63,243 and gross losses of $10,910 which were realized on these sales during the six months ended September 30, 1996 and gross gains of $4,462 and gross losses of $16,717 which were realized on sales during the six months ended September 30, 1995.


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


A summary of investments in Local Limited Partnerships, excluding Garden Cove, at September 30, 1996 is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                 $ 40,811,675

Cumulative equity in losses of Local Limited Partnerships                      (31,853,784)

Cumulative cash distributions received
from Local Limited Partnerships                                                   (834,505)

Investments in Local Limited Partnerships before adjustment                      8,123,386

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                5,561,180

    Accumulated amortization of acquisition fees and expenses                   (1,274,900)
                                                                              ------------

Investments in Local Limited Partnerships                                     $ 12,409,666
                                                                              ============


          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships, excluding Garden Cove, in which the Partnership has invested at September 30, 1996 is as follows:

Summarized Balance Sheet - For the
six months ended June 30, 1996 (Unaudited)

Assets:
   Investment property, net                   $ 104,356,730
   Current assets                                 2,027,745
   Other assets                                   6,507,119
                                              -------------
     Total Assets                             $ 112,891,594
                                              =============

Liabilities and Partners' Equity:
   Long-term debt                             $ 101,500,717
   Current liabilities                            2,805,789
   Other liabilities                              3,252,829
                                              -------------
     Total Liabilities                          107,559,335

Partners' Equity                                  5,332,259
                                              -------------
     Total Liabilities and Partners' Equity   $ 112,891,594
                                              =============

Summarized Income Statement- For the
six months ended June 30, 1996 (Unaudited)

Rental and other income                       $   9,760,272
                                              -------------

Expenses:
   Operating                                      4,835,201
   Interest                                       4,476,801
   Depreciation and amortization                  2,481,276
                                              -------------
     Total Expenses                              11,793,278

Net Loss                                      $  (2,033,006)
                                              =============

Partnership's share of net loss               $  (2,012,675)
                                              =============
Other Partners' share of net loss             $     (20,331)
                                              =============

For the six months ended September 30, 1996 the Partnership has not recognized $454,069 in equity in losses relating to fifteen Local Limited Partnerships where cumulative equity in losses and cumulative cash distributions exceed their total investment.


3.   Commitments

At September 30, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Litigation

As previously reported, the Partnership and its affiliates recently settled a lawsuit with the former managing general partners of Garden Cove Apartments, Ltd. ("Garden Cove"). Management believes the settlement was favorable to the Partnership. Among other things, the majority of the settlement payments were reimbursed by the Partnership's insurer. However, the Partnership also incurred significant litigation expenses in connection with this matter. As of September 30, 1996, these expenses totaled approximately $188,000.

In early September, Garden Cove and the former local managing general partners of this partnership were served with a lawsuit by Saunders Construction Company, Inc., the contractor for this apartment complex. Saunders claims that certain amounts on its construction contract remain unpaid and it is seeking approximately $196,000, plus interest, from Garden Cove. Additional amounts are sought from the former managing general partners. Neither the Partnership nor its General Partners are defendants in this matter. Because this lawsuit was only recently filed, it is too early to determine whether Garden Cove may have any exposure.

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

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                        Qualified Housing    Garden Cove
                                           Tax Credits       Apartments
                                          L.P. II (A)          Ltd.(B)     Eliminations      Combined
Assets
Current assets:
   Cash and cash equivalents                $    192,866    $     13,119    $       --      $    205,985
   Tenant security deposits                         --            29,654            --            29,654
   Other current assets                          907,297          48,881        (633,662)        322,516
                                            ------------    ------------    ------------    ------------
     Total current assets                      1,100,163          91,654        (633,662)        558,155

Notes and interest receivable                     51,941            --              --            51,941
Mortgagee escrow deposits                           --            49,050            --            49,050
Replacement reserves                                --            82,528            --            82,528
Investments in Local Limited
   Partnerships                               12,263,448            --           146,218      12,409,666
Marketable securities, at fair value           1,478,180            --              --         1,478,180
Rental property at cost, net of
   accumulated depreciation                         --         5,500,369            --         5,500,369
Deferred fees, net                                  --           260,669            --           260,669
                                            ------------    ------------    ------------    ------------
     Total Assets                           $ 14,893,732    $  5,984,270    $   (487,444)   $ 20,390,558
                                            ============    ============    ============    ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliates           $    143,984    $      3,311    $       --      $    147,295
   Accounts payable and accrued
     expenses                                     48,671         206,975            --           255,646
   Advances from Limited Partner                    --           633,662        (633,662)           --
   Current portion of mortgage
     note payable                                   --            23,016            --            23,016
   Accrued interest payable                         --            38,198            --            38,198
   Security deposits payable                        --            29,654            --            29,654
                                            ------------    ------------    ------------    ------------
     Total current liabilities                   192,655         934,816        (633,662)        493,809

Mortgage note payable                               --         5,100,297            --         5,100,297
                                            ------------    ------------    ------------    ------------
     Total Liabilities                           192,655       6,035,113        (633,662)      5,594,106
                                            ------------    ------------    ------------    ------------

Minority interest in Local Limited
   Partnership                                      --              --            95,375          95,375
                                            ------------    ------------    ------------    ------------

General, Initial and Investor
  Limited Partners' Equity (Deficit)          14,702,359         (50,843)         50,843      14,702,359
Net unrealized losses on
  marketable securities                           (1,282)           --              --            (1,282)
                                            ------------    ------------    ------------    ------------
   Total Partners' Equity (Deficit)           14,701,077         (50,843)         50,843      14,701,077
                                            ------------    ------------    ------------    ------------
   Total Liabilities and Partners' Equity   $ 14,893,732    $  5,984,270    $   (487,444)   $ 20,390,558
                                            ============    ============    ============    ============

(A) September 30, 1996. (B) June 30, 1996.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1996


                                     Boston Financial
                                     Qualified Housing Garden Cove
                                         Tax Credits   Apartments
                                         L.P. II (A)    Ltd.(B)   Eliminations  Combined

Revenue:
   Rental                                 $    --      $ 182,437    $    --     $ 182,437
   Investment                                24,483          939         --        25,422
   Other                                    (39,730)       4,240         --       (35,490)
                                          ---------    ---------    ---------   ---------
     Total Revenue                          (15,247)     187,616         --       172,369
                                          ---------    ---------    ---------   ---------

Expenses:
   Asset management fees, related party      67,668         --           --        67,668
   General and administrative                55,368         --           --        55,368
   Rental operations, exclusive
     of depreciation                           --         80,739         --        80,739
   Property management fees,
     related party                             --          9,848         --         9,848
   Interest                                    --        124,258         --       124,258
   Depreciation                                --         75,531         --        75,531
   Amortization                              34,487        1,900         --        36,387
                                          ---------    ---------    ---------   ---------
     Total Expenses                         157,523      292,276         --       449,799
                                          ---------    ---------    ---------   ---------

Loss before equity in losses of
   Local Limited Partnerships              (172,770)    (104,660)        --      (277,430)

Minority interest in loss of
   Local Limited Partnership                   --           --          1,047       1,047

Equity in losses of Local
   Limited Partnerships                    (533,734)        --        103,613    (430,121)
                                          ---------    ---------    ---------   ---------

Net Loss                                  $(706,504)   $(104,660)   $ 104,660   $(706,504)
                                          =========    =========    =========   =========


(A) For the three months ended September 30,1996. (B) For the three months ended June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1996

                                      Boston Financial
                                     Qualified Housing    Garden Cove
                                       Tax Credits       Apartments
                                       L.P. II (A)          Ltd.(B)    Eliminations    Combined

Revenue:
   Rental                                 $      --      $   368,969    $      --     $   368,969
   Investment                                  52,540          1,902           --          54,442
   Other                                        9,384          8,503           --          17,887
                                          -----------    -----------    -----------   -----------
     Total Revenue                             61,924        379,374           --         441,298
                                          -----------    -----------    -----------   -----------

Expenses:
   Asset management fees, related party       135,336           --             --         135,336
   General and administrative                 114,226           --             --         114,226
   Rental operations, exclusive
     of depreciation                             --          170,970           --         170,970
   Property management fees,
     related party                               --           19,728           --          19,728
   Interest                                      --          248,656           --         248,656
   Depreciation                                  --          145,303           --         145,303
   Amortization                                69,658          3,803           --          73,461
                                          -----------    -----------    -----------   -----------
     Total Expenses                           319,220        588,460           --         907,680
                                          -----------    -----------    -----------   -----------

Loss before equity in losses of
   Local Limited Partnerships                (257,296)      (209,086)          --        (466,382)

Minority interest in loss of
   Local Limited Partnership                     --             --            2,091         2,091

Equity in losses of Local
   Limited Partnerships                    (1,766,329)          --          206,995    (1,559,334)
                                          -----------    -----------    -----------   -----------

Net Loss                                  $(2,023,625)   $  (209,086)   $   209,086   $(2,023,625)
                                          ===========    ===========    ===========   ===========


(A) For the six months ended September 30,1996. (B) For the six months ended June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                       Boston Financial
                                      Qualified Housing  Garden Cove
                                         Tax Credits     Apartments
                                         L.P. II (A)       Ltd.(B)     Eliminations    Combined
Net cash provided by (used for)
   operating activities                  $  (622,725)   $    69,117    $   (72,986)   $  (626,594)
                                         -----------    -----------    -----------    -----------

Cash flows from investing activities:
   Repayment of notes receivable              34,373           --             --           34,373
   Purchases of marketable securities       (908,552)          --             --         (908,552)
   Proceeds from sales and maturities
     of marketable securities              1,214,971           --             --        1,214,971
   Cash distributions received from
     Local Limited Partnerships              350,029           --             --          350,029
   Replacement reserves, net                    --          (13,266)          --          (13,266)
                                         -----------    -----------    -----------    -----------
Net cash provided by (used for)
    investing activities                     690,821        (13,266)          --          677,555
                                         -----------    -----------    -----------    -----------

Cash flows from financing activities:
   Repayment of mortgage payable                --          (10,637)          --          (10,637)
   Mortgagee escrow releases                    --            1,071           --            1,071
   Advance from limited partner                 --          (72,986)        72,986           --
                                         -----------    -----------    -----------    -----------
Net cash used for financing activities          --          (82,552)        72,986         (9,566)
                                         -----------    -----------    -----------    -----------

Net increase (decrease) in cash
   and cash equivalents                       68,096        (26,701)          --           41,395

Cash and cash equivalents, beginning         124,770         39,820           --          164,590
                                         -----------    -----------    -----------    -----------

Cash and cash equivalents, ending        $   192,866    $    13,119    $      --      $   205,985
                                         ===========    ===========    ===========    ===========


(A) For the six months ended September 30,1996. (B) For the six months ended June 30, 1996.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Partnership, including Garden Cove Apartments, had cash and cash equivalents of $205,985 as compared to $164,590 at March 31, 1996. The increase is primarily attributable to proceeds from the sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 4% and it transferred the additional funds to the Reserve account. Approximately $184,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $24,000 have been paid from Reserves. The Partnership also advanced approximately $861,000 to two Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At September 30, 1996, approximately $1,193,000 of marketable securities has been designated as Reserves.

At September 30, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30,1996.

Results of Operations

For the three and six months ended September 30, 1996, the Partnership operations resulted in a net losses of $706,504 and $2,023,625, respectively, as compared to net losses of $834,257 and $2,154,338, respectively, for the same period in 1995. The slight decrease in net loss is primarily due to lower equity in losses of Local Limited Partnerships. Fewer losses are being recognized in 1996 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the same period in 1995.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

As previously reported, Garden Cove, located in Huntsville, Alabama, defaulted on its mortgage, and the Managing Local General Partner, and affiliate of the Managing General Partner, completed a GNMA security reissuance which resulted in a reduction of debt service. However, the property continues to operate at a cash flow deficit despite the lower debt service due to a weak rental market. Beginning in the third quarter of 1994, the operating deficits have been funded from Partnership reserves. In addition, this Local Limited Partnership has been included in certain litigation matters, which are described in Note 4 to the Combined Financial Statements.

Snapfinger Creste, Shannon Creste, and Grayton Pointe, three Georgia properties which share the same Local General Partner, continue to be affected by a weak rental market. The properties also suffer from deferred maintenance. The Local General Partner is obligated to fund deficits and has made advances and has deferred management fees. However, such funding obligations are limited, and it is doubtful that the Local General Partner will be able to meet these obligations. Recently, the Managing General Partner reached an agreement with the Local General Partner to allow, under certain circumstances, the admission of affiliates of the Managing General Partner as a General Partner and Management Agent. Affiliates of the Managing General Partner are in the process of assuming the General Partner interest and management contract of Shannon Creste, and have negotiated a tentative agreement with the lender that will provide debt service relief and capital improvements funding.

Both Snapfinger Creste and Grayton Point have defaulted on their loan obligations. Negotiations with their respective lenders are still underway. In July 1996, the Local General Partner transferred management of Snapfinger Creste to an unaffiliated entity. Pending an acceptable workout agreement with these lenders, affiliates of the Managing General Partner are prepared to step in as General Partner and Managing Agent for both properties. Such agreement may require advances from Partnership Reserves. Should these negotiations prove unsatisfactory, it is unlikely that the Partnership will be able to retain its interest in these properties, in which case investors will incur recapture of previous tax credit benefits.

Shadow Wood Housing, located in Chickasha, Oklahoma, is also operating at a deficit resulting from high security costs, low Section 8 contract rates and high debt service payments. The Local General Partners are working to increase operating income through contract rent increases and a debt service restructuring. Operating deficits are currently being funded by the management agent. A fire in one building has resulted in lower than anticipated occupancy.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1996.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996          BOSTON FINANCIAL QUALIFIED HOUSING
                                   TAX CREDITS L.P. II


                                   By:   Arch Street, Inc.,
                                         its Managing General Partner




                                         /s/Georgia Murray
                                        Georgia Murray
                                        A Managing Director, Treasurer
                                        and Chief Financial Officer