Form 10-Q
period 1996-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1997-02-12
CIK 830997

February 12, 1997





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q Edgar for Quarter Ended December 31, 1996

        File No. 0-17777


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/ Veronica J. Curioso
Veronica J. Curioso
Assistant Controller






QH2-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended December 31, 1996    Commission file number        0-17777

   Boston Financial Qualified Housing Tax Credits L.P. II
         (Exact name of registrant as specified in its charter)


   Delaware                                            04-3002607
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
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

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     Page No.
------------------------------                                    --------

Item 1.  Financial Statements

         Combined Balance Sheets - December 31, 1996 (Unaudited)
           and March 31, 1996                                         1

         Combined Statements of Operations (Unaudited) - For the Three and
           Nine Months Ended December 31, 1996 and 1995               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31,
           1996                                                       3

         Combined Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 1996 and 1995       4

         Notes to Combined Financial Statements (Unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13

PART II - OTHER INFORMATION

Items 1-6                                                             15

SIGNATURE                                                             16

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                                                                     December 31,             March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                         $     269,071          $     164,590
   Tenant security deposits                                                 30,479                 32,644
   Insurance proceeds receivable                                                 -                375,000
   Other current assets                                                    195,860                 81,015
                                                                     -------------          -------------
     Total current assets                                                  495,410                653,249

Notes and interest receivable                                               52,930                 81,908
Mortgagee escrow deposits                                                   73,455                 50,121
Replacement reserves                                                        79,919                 69,262
Investments in Local Limited Partnerships (Note 2)                      11,057,851             14,387,959
Marketable securities, at fair value (Note 1)                            1,337,549              1,739,223
Rental property at cost, net of accumulated depreciation                 5,439,653              5,645,672
Deferred fees, net of accumulated amortization
   of $54,998 and $39,786, respectively                                    249,260                264,472
                                                                     -------------          -------------
     Total Assets                                                    $  18,786,027          $  22,891,866
                                                                     =============          =============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                    $     205,275          $      86,178
   Accounts payable and accrued expenses                                   130,289                774,568
   Current portion of mortgage note payable                                 23,464                 21,759
   Accrued interest payable                                                 38,170                 38,291
   Security deposits payable                                                29,469                 29,754
                                                                     -------------          -------------
     Total current liabilities                                             426,667                950,550

Mortgage note payable                                                    5,094,350              5,112,191
                                                                     -------------          -------------
     Total Liabilities                                                   5,521,017              6,062,741
                                                                     -------------          -------------

Minority interest in Local Limited Partnership                              94,259                 97,466
                                                                     -------------          -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                  13,163,507             16,725,984
Net unrealized gains on marketable securities                                7,244                  5,675
                                                                     -------------          -------------
   Total Partners' Equity                                               13,170,751             16,731,659
                                                                     -------------          -------------
   Total Liabilities and Partners' Equity                            $  18,786,027          $  22,891,866
                                                                     =============          =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                            Nine Months Ended
                                   December 31,           December 31,         December 31,           December 31,
                                       1996                   1995                 1996                   1995
                                   -------------        ---------------      ---------------        ----------
Revenue:
   Rental                           $    187,113          $    185,423        $    556,082           $     552,491
   Investment                             23,909                52,817              78,351                 129,623
   Other                                   5,263                 4,850              23,150                  16,112
                                    ------------          ------------        ------------           -------------
     Total Revenue                       216,285               243,090             657,583                 698,226
                                    ------------          ------------        ------------           -------------

Expenses:
   Asset management fees,
     related party                        67,668                66,018             203,004                 198,054
   General and administrative
     (includes reimbursements
     to an affiliate of $73,307
     and  $74,532)                        35,156                55,935             149,382                 159,826
   Rental operations,
     exclusive of depreciation            94,434                84,706             284,605                 299,703
   Property management fees,
     related party                         8,557                 8,550              28,285                  27,233
   Interest                              114,565               115,050             344,020                 345,433
   Depreciation                           72,649                69,628             217,952                 209,082
   Amortization                           46,238                36,994             119,699                 111,432
                                    ------------          ------------        ------------           -------------
     Total Expenses                      439,267               436,881           1,346,947               1,350,763
                                    ------------          ------------        ------------           -------------

Loss before equity in losses of
   Local Limited Partnerships           (222,982)             (193,791)           (689,364)               (652,537)

Minority interest in loss of
   Local Limited Partnership               1,116                   936               3,207                   3,271

Equity in losses of Local
   Limited Partnerships               (1,316,986)             (857,601)         (2,876,320)             (2,555,528)
                                    ------------          ------------        ------------           -------------

Net Loss                            $ (1,538,852)         $ (1,050,456)       $ (3,562,477)          $  (3,204,794)
                                    ============          ============        ============           =============

Net Loss allocated:
To General Partners                 $    (15,389)         $    (10,505)       $    (35,625)          $     (32,048)
To Limited Partners                   (1,523,463)           (1,039,951)         (3,526,852)             (3,172,746)
                                    ------------          ------------        ------------           -------------
                                    $(1,538,852)          $ (1,050,456)       $ (3,562,477)          $  (3,204,794)
                                    ===========           ============        ============           =============

Net Loss per Limited
    Partnership Unit
    (60,000 Units)                     $ (25.39)              $ (17.33)            $ (58.78)              $ (52.88)
                                       ========               ========             ========               ========


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996


                                                    Initial      Investor            Net
                                    General         Limited       Limited        Unrealized
                                    Partners       Partners      Partners           Gains               Total

Balance at March 31, 1996          $ (360,058)      $  5,000   $ 17,081,042       $    5,675       $  16,731,659

Net change in net unrealized
   gains on marketable securities
   available for sale                       -              -              -            1,569               1,569

Net Loss                              (35,625)             -     (3,526,852)               -          (3,562,477)
                                   ----------       --------   ------------       ----------       -------------

Balance at December 31, 1996       $ (395,683)      $  5,000   $ 13,554,190       $    7,244       $  13,170,751
                                   ==========       ========   ============       ==========       =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995

                                                                           1996                          1995
                                                                      --------------                ---------

Net cash used for operating activities                                  $ (694,875)                  $ (381,928)
                                                                        ----------                   ----------

Cash flows from investing activities:
     Repayment of notes receivable                                          34,373                            -
     Purchases of marketable securities                                   (908,552)                  (2,275,163)
     Proceeds from sales and maturities
       of marketable securities                                          1,385,566                    3,076,894
     Cash distributions received from Local
       Limited Partnerships                                                350,029                        2,935
     Capital contributions to Local Limited Partnerships                         -                     (850,000)
     Purchases of rental property and equipment                            (11,933)                     (67,307)
     Replacement reserves, net                                             (10,657)                      41,177
                                                                        ----------                   ----------
Net cash provided by (used for) investing activities                       838,826                      (71,464)
                                                                        ----------                   ----------

Cash flows from financing activities:
     Repayment of mortgage note payable                                    (16,136)                     (14,747)
     Mortgagee escrow deposits                                             (23,334)                     (28,654)
     Proceeds from developer                                                     -                        6,110
                                                                        ----------                   ----------
Net cash used for financing activities                                     (39,470)                     (37,291)
                                                                        ----------                   ----------

Net increase (decrease) in cash and cash equivalents                       104,481                     (490,683)

Cash and cash equivalents, beginning of period                             164,590                      614,257
                                                                        ----------                   ----------

Cash and cash equivalents, end of period                                $  269,071                   $  123,574
                                                                        ==========                   ==========

Supplemental disclosure to cash flow activity:
     Cash paid for interest                                             $  344,141                   $  345,530
                                                                        ==========                   ==========

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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                      Gross           Gross
                                                                   Unrealized      Unrealized           Fair
                                                  Cost                Gains          Losses             Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $   714,336             $8,600         $ (1,260)      $   721,676

Mortgage backed securities                       556,973                335             (412)          556,896

Other debt securities                             58,996                  3              (22)           58,977
                                             -----------             ------         --------       -----------

Marketable securities
   at December 31, 1996                      $ 1,330,305             $8,938         $ (1,694)      $ 1,337,549
                                             ===========             ======         ========       ===========

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $ 1,025,378             $10,410        $ (7,636)      $ 1,028,152

Mortgage backed securities                       348,843               1,366            (977)          349,232

Other debt securities                            359,327               3,183            (671)          361,839
                                             -----------             -------        --------       -----------

Marketable securities
   at March 31, 1996                         $ 1,733,548             $14,959        $ (9,284)      $ 1,739,223
                                             ===========             =======        ========       ===========


The contractual maturities at December 31, 1996 are as follows:

                                                                        Cost                 Fair Value

Due in one year or less                                              $   171,216             $   174,229
Due in one year to five years                                            602,116                 606,424
Mortgage backed securities                                               556,973                 556,896
                                                                     -----------             -----------
                                                                     $ 1,330,305             $ 1,337,549
                                                                     ===========             ===========

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturity securities were approximately $1,386,000 and $3,077,000 during the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $85,086 and gross losses of $11,315 which were realized on these sales during the nine months ended December 31, 1996 and gross gains of $18,670 and gross losses of $17,525 which were realized on sales during the nine months ended December 31, 1995.


2.   Investments in Local Limited Partnerships

The Partnership has acquired limited partner interests in thirty-nine Local Limited Partnerships, excluding Garden Cove, which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.


A summary of investments in Local Limited Partnerships, excluding Garden Cove, at December 31, 1996 is as follows:


Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  40,811,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,710,169)                                                                (33,170,770)

Cumulative cash distributions received from Local Limited Partnerships                                  (834,505)
                                                                                                   --------------

Investments in Local Limited Partnerships before adjustment                                            6,806,400

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      5,561,180

    Accumulated amortization of acquisition fees and expenses                                         (1,309,729)
                                                                                                   --------------

Investments in Local Limited Partnerships                                                          $  11,057,851
                                                                                                   =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships, excluding Garden Cove, in which the Partnership has invested at December 31, 1996 is as follows:

Summarized Balance Sheet - as of September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                       $  103,578,963
   Current assets                                                                                      2,758,334
   Other assets                                                                                        5,619,801
                                                                                                  --------------
     Total Assets                                                                                 $  111,957,098
                                                                                                  ==============

Liabilities and Partners' Equity:
   Long-term debt                                                                                 $   94,124,178
   Current liabilities                                                                                 4,890,782
   Other liabilities                                                                                   8,653,067
                                                                                                  --------------
     Total Liabilities                                                                               107,668,027

Partners' Equity                                                                                       4,289,071
                                                                                                  --------------
     Total Liabilities and Partners' Equity                                                       $  111,957,098
                                                                                                  ==============

Summarized Income Statement- For the
nine months ended September 30, 1996 (Unaudited)

Rental and other income                                                                           $   14,116,438
                                                                                                  --------------

Expenses:
   Operating                                                                                           7,266,080
   Interest                                                                                            6,777,630
   Depreciation and amortization                                                                       3,783,982
                                                                                                  --------------
     Total Expenses                                                                                   17,827,692

Net Loss                                                                                          $   (3,711,254)
                                                                                                  ==============

Partnership's share of net loss                                                                   $   (3,674,141)
                                                                                                  ==============
Other Partners' share of net loss                                                                 $      (37,113)
                                                                                                  ==============

For the nine months ended December 31, 1996 the Partnership has not recognized $797,821 in equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses and cumulative cash distributions exceed their total investment.


3.   Commitments

At December 31, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Litigation

As previously reported, the Partnership and its affiliates recently settled a lawsuit with the former managing general partners of Garden Cove Apartments, Ltd. ("Garden Cove"). Management believes the settlement was favorable to the Partnership. Among other things, the majority of the settlement payments were reimbursed by the Partnership's insurer. However, the Partnership also incurred significant litigation expenses in connection with this matter. As of December 31, 1996, these expenses totaled approximately $190,000.

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

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined
Assets
Current assets:
   Cash and cash equivalents                 $     261,055      $     8,016        $         -       $     269,071
   Tenant security deposits                              -           30,479                  -              30,479
   Other current assets                            950,433           32,353           (786,926)            195,860
                                             -------------      -----------        ------------      -------------
     Total current assets                        1,211,488           70,848           (786,926)            495,410

Notes and interest receivable                       52,930                -                  -              52,930
Mortgagee escrow deposits                                -           73,455                  -              73,455
Replacement reserves                                     -           79,919                  -              79,919
Investments in Local Limited
   Partnerships                                 10,801,117                -            256,734          11,057,851
Marketable securities, at fair value             1,337,549                -                  -           1,337,549
Rental property at cost, net of
   accumulated depreciation                              -        5,439,653                  -           5,439,653
Deferred fees, net                                       -          249,260                  -             249,260
                                             -------------      -----------        -----------       -------------
     Total Assets                            $  13,403,084      $ 5,913,135        $  (530,192)      $  18,786,027
                                             =============      ===========        ===========       =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates            $     203,004      $     2,271        $         -       $     205,275
   Accounts payable and accrued
     expenses                                       29,329          100,960                  -             130,289
   Advances from Limited Partner                         -          786,926           (786,926)                  -
   Current portion of mortgage
     note payable                                        -           23,464                  -              23,464
   Accrued interest payable                              -           38,170                  -              38,170
   Security deposits payable                             -           29,469                  -              29,469
                                             -------------      -----------        -----------       -------------
     Total current liabilities                     232,333          981,260           (786,926)            426,667

Mortgage note payable                                    -        5,094,350                  -           5,094,350
                                             -------------      -----------        -----------       -------------
     Total Liabilities                             232,333        6,075,610           (786,926)          5,521,017
                                             -------------      -----------        -----------       -------------

Minority interest in Local Limited
   Partnership                                           -                -             94,259              94,259
                                             -------------      -----------        -----------       -------------

General, Initial and Investor
  Limited Partners' Equity (Deficiency)         13,163,507         (162,475)           162,475          13,163,507
Net unrealized gains on marketable securities       7,244              -                 -               7,244
                                                -----------      ---------          --------           ----------

   Total Partners' Equity (Deficiency)          13,170,751         (162,475)           162,475          13,170,751
                                             -------------      -----------        -----------       -------------
   Total Liabilities and Partners'
     Equity (Deficiency)                     $  13,403,084      $ 5,913,135        $  (530,192)      $  18,786,027
                                             =============      ===========        ===========       =============

(A) December 31, 1996.
(B) September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1996


                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Revenue:
   Rental                                   $          -        $  187,113          $       -       $    187,113
   Investment                                     22,864             1,045                  -             23,909
   Other                                           3,439             1,824                  -              5,263
                                            ------------        ----------          ---------       ------------
     Total Revenue                                26,303           189,982                  -            216,285
                                            ------------        ----------          ---------       ------------

Expenses:
   Asset management fees, related party           67,668                 -                  -             67,668
   General and administrative                     35,156                 -                  -             35,156
   Rental operations, exclusive
     of depreciation                                   -            94,434                  -             94,434
   Property management fees,
     related party                                     -             8,557                  -              8,557
   Interest                                            -           114,565                  -            114,565
   Depreciation                                        -            72,649                  -             72,649
   Amortization                                   34,829            11,409                  -             46,238
                                            ------------        ----------          ---------       ------------
     Total Expenses                              137,653           301,614                  -            439,267
                                            ------------        ----------          ---------       ------------

Loss before equity in losses of
   Local Limited Partnerships                   (111,350)         (111,632)                 -           (222,982)

Minority interest in loss of
   Local Limited Partnership                           -                 -              1,116              1,116

Equity in losses of Local
   Limited Partnerships                       (1,427,502)                -            110,516         (1,316,986)
                                            ------------        ----------          ---------       ------------

Net Loss                                    $ (1,538,852)       $ (111,632)         $ 111,632       $ (1,538,852)
                                            ============        ==========          =========       ============


(A) For the three months ended December 31,1996.
(B) For the three months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1996

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Revenue:
   Rental                                   $          -        $  556,082          $       -       $    556,082
   Investment                                     75,404             2,947                  -             78,351
   Other                                          12,823            10,327                  -             23,150
                                            ------------        ----------          ---------       ------------
     Total Revenue                                88,227           569,356                  -            657,583
                                            ------------        ----------          ---------       ------------

Expenses:
   Asset management fees, related party          203,004                 -                  -            203,004
   General and administrative                    149,382                 -                  -            149,382
   Rental operations, exclusive
     of depreciation                                   -           284,605                  -            284,605
   Property management fees,
     related party                                     -            28,285                  -             28,285
   Interest                                            -           344,020                  -            344,020
   Depreciation                                        -           217,952                  -            217,952
   Amortization                                  104,487            15,212                  -            119,699
                                            ------------        ----------          ---------       ------------
     Total Expenses                              456,873           890,074                  -          1,346,947
                                            ------------        ----------          ---------       ------------

Loss before equity in losses of
   Local Limited Partnerships                   (368,646)         (320,718)                 -           (689,364)

Minority interest in loss of
   Local Limited Partnership                           -                 -              3,207              3,207

Equity in losses of Local
   Limited Partnerships                       (3,193,831)                -            317,511         (2,876,320)
                                            ------------        ----------          ---------       ------------

Net Loss                                    $ (3,562,477)       $ (320,718)         $ 320,718       $ (3,562,477)
                                            ============        ==========          =========       ============


(A) For the nine months ended  December  31,1996.
(B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

5.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing    Garden Cove
                                               Tax Credits       Apartments
                                               L.P. II (A)          Ltd.(B)       Eliminations         Combined

Net cash used for operating activities         $  (725,131)      $ (50,022)         $  80,278        $ (694,875)
                                               -----------       ---------          ---------        ----------

Cash flows from investing activities:
   Repayment of notes receivable                    34,373               -                  -            34,373
   Purchases of marketable securities             (908,552)              -                  -          (908,552)
   Proceeds from sales and maturities
     of marketable securities                    1,385,566               -                  -         1,385,566
   Cash distributions received from
     Local Limited Partnerships                    350,029               -                  -           350,029
   Purchases of rental property
     and equipment                                       -         (11,933)                 -           (11,933)
   Replacement reserves, net                             -         (10,657)                 -           (10,657)
                                               -----------       ---------          ---------        ----------
Net cash provided by (used for)
    investing activities                           861,416         (22,590)                 -           838,826
                                               -----------       ---------          ---------        ----------

Cash flows from financing activities:
   Repayment of mortgage note payable                    -         (16,136)                 -           (16,136)
   Mortgagee escrow deposits                             -         (23,334)                 -           (23,334)
   Advances from limited partner                         -          80,278            (80,278)                -
                                               -----------       ---------          ---------        ----------
Net cash provided by (used for)
   financing activities                                  -          40,808            (80,278)          (39,470)
                                               -----------       ---------          ---------        ----------

Net increase (decrease) in cash
   and cash equivalents                            136,285         (31,804)                 -           104,481

Cash and cash equivalents, beginning               124,770          39,820                  -           164,590
                                               -----------       ---------          ---------        ----------

Cash and cash equivalents, ending              $   261,055       $   8,016          $       -        $  269,071
                                               ===========       =========          =========        ==========


(A) For the nine months ended  December  31,1996.
(B) For the nine months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Partnership, including Garden Cove Apartments, had cash and cash equivalents of $269,071 as compared to $164,590 at March 31, 1996. The increase is primarily attributable to proceeds from the sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships in excess of purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 4% and it transferred the additional funds to Reserves. Approximately $183,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $25,000 have been paid from Reserves. The Partnership also advanced approximately $936,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At December 31, 1996, approximately $1,079,000 of marketable securities has been designated as Reserves.

At December 31, 1996, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31,1996.

Results of Operations

For the three and nine months ended December 31, 1996, the Partnership operations resulted in net losses of $1,538,852 and $3,562,477, respectively, as compared to net losses of $1,050,456 and $3,204,794, respectively, for the same periods in 1995. The increase in net loss is primarily due to higher equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is primarily attributable to higher losses associated with four Local Limited Partnerships which are affected by weak rental markets, costs associated with unit turnover, and deferred or increased maintenance issues. The increase in equity in losses is offset by fewer losses being recognized in 1996 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the same periods in 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Despite high occupancy and a debt restructuring, Atlantic Terrace, located in Washington, D.C., continues to experience unstable operations due primarily to costs associated with unit turnover, and increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. The managing agent is addressing these issues through enhanced tenant screening, social programs and more careful expense monitoring.

Garden Cove, located in Huntsville, Alabama, continues to generate operating deficits which are being funded from Partnership Reserves. Although operations have improved since the recent debt refinancing and real estate tax abatement, the property remains unable to fully cover debt service from operating income due to depressed rents. The Managing General Partner is currently working with the management agent to find further ways to curtail the operating shortfalls.

Shadow Wood Housing, located in Chickasha, Oklahoma, continues to generate operating deficits resulting from high security costs, low Section 8 contract rates and high debt service payments. The Local General Partners are working to improve operating results through contract rent increases and debt service relief. The management agent is currently funding operating deficits.

As previously reported, Snapfinger Creste, Shannon Creste, and Grayton Pointe, located in Georgia and which share the same Local General Partner, continue to be affected by a weak rental market and deferred maintenance issues. The Local General Partner is obligated to fund deficits and has made advances and deferred management fees. An affiliate of the Managing General Partner is in the process of assuming the local general partner interest and management contract at Shannon Creste. The Managing General Partner has also successfully negotiated an agreement with the lender to provide significant debt service relief and capital improvements funding for this property.

Negotiations with the lenders for both Snapfinger Creste and Grayton Pointe are still underway. Pending an acceptable workout agreement with these lenders, affiliates of the Managing General Partner are prepared to step in as General Partner and/or managing agent for both properties. These agreements may require advances from Partnership Reserves. If negotiations with the lenders and Local General Partner prove to be unsatisfactory, it is unlikely that the Partnership will be able to retain its interest in these properties for the long-term. This would result in recapture for investors of one third of the tax credit benefits and loss of future benefits associated with these properties.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 1997                  BOSTON FINANCIAL QUALIFIED HOUSING
                                                TAX CREDITS L.P. II


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