Form 10-K
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1997-06-30
CIK 830997

June 27, 1997



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-K for the Year Ended March 31, 1997 Commission File No. 0-17777


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.


Very truly yours,


/s/Veronica Curioso
Veronica Curioso
Assistant Controller


QH210K-K.97

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission file number
March 31, 1997                                             0-17777

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L. P. II
              (Exact name of registrant as specified in its charter)
        Delaware                                              04-3002607
(State of organization)                                     (I.R.S. Employer
                                                             Identification No.)
 101 Arch Street, 16th Floor
  Boston, Massachusetts                                      02110-1106
(Address of Principal executive office)                      (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
                  Title of each class                 which registered
                           None                          None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
                                     60,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                             $60,000,000 as of March 31, 1997

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.


                                                           Part of Report on
                                                           Form 10-K into
                                                           Which the Document
Documents incorporated by reference                        is Incorporated

Post-Effective Amendment No. 1 to the
 Form S-11 Registration Statement, dated
 November 8, 1988, File # 33-20719                         Part I, Item 1

Report on Form 8-K filed on January 20, 1989               Part I, Item 1
June 21, 1990. November 20, 1990 and December 7, 1990

Acquistion Reports Part I, Item 1

Prospectus - Sections Entitled:

        "Estimated Use of Proceeds"                        Part III, Item 13

        "Management Compensation and Fees"                 Part III, Item 13

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                   Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997

                        TABLE OF CONTENTS


                                                                      Page No.
PART I

     Item 1      Business                                              K-3
     Item 2      Properties                                            K-6
     Item 3      Legal Proceedings                                     K-14
     Item 4      Submission of Matters to a Vote of
                 Security Holders                                      K-14

PART II

     Item 5      Market for the Registrant's Units and
                    Related Security Holder Matters                    K-14
     Item 6      Selected Financial Data                               K-15
     Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      K-16
     Item 8      Financial Statements and Supplementary Data           K-19
     Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure             K-19

PART III

     Item 10     Directors and Executive Officers
                    of the Registrant                                  K-19
     Item 11     Management Remuneration                               K-21
     Item 12     Security Ownership of Certain Beneficial
                    Owners and Management                              K-21
     Item 13     Certain Relationships and Related Transactions        K-21

PART IV

     Item 14     Exhibits, Financial Statement Schedule and
                    Reports on Form 8-K                                K-23

SIGNATURES                                                             K-24

                              PART I
Item 1.  Business

Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") is a limited partnership formed on March 10, 1988 under the Uniform Limited
Partnership Act of the State of Delaware. The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 60,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $59,981,240 ("Gross Proceeds"), net of discounts of $18,760, through the sale of 60,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on October 28, 1988. No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. As described more fully under Item 3 - Legal Proceedings, an affiliate of the Managing General Partner, BF Alabama, Inc., was assigned a 51% voting interest in the General Partner of Garden Cove Apartments, Ltd. In addition, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., assumed the Local General Partner interest in Shannon Creste Apartments, L.P. As a result, the Partnership is deemed to have control over Garden Cove and Shannon Creste, and the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. However, this change only affects the presentation of the Partnership's operating results, not the business of the Partnership.

The Partnership has invested as a limited partner in forty limited partnerships ("Local Limited Partnerships") which own and operate forty residential apartment complexes ("Properties") most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in the post-effective amendment to the Registration Statement and in a Form 8-K (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



                                  TABLE A

                            SELECTED LOCAL LIMITED
                               PARTNERSHIP DATA
                                 (Unaudited)

               Local Limited                                                      Date Interest
               Partnerships*                            Location                     Acquired
--------------------------------------------    -------------------------    --------------------------

Americus Properties L.P.                           Americus, GA                    10/01/88
Atlantic Terrace L.P.                              Washington, DC                  12/01/88
B&C Housing II Assoc.                              Tulsa, OK                       12/01/88
B&C Housing III Assoc.                             Moore, OK                       10/01/88
Bamberg Properties L.P.                            Bamberg, SC                     01/20/89
Birch Associates                                   Reno, NV                        07/10/88
Blair Senior Housing I, L.P.                       Blair, NE                       01/03/89
Brighton Manor Apartments, L.P.                    Douglasville, GA                12/29/89
Buckfield Housing Assoc.                           Buckfield, ME                   08/01/88
Chapparal Housing Assoc.                           Midland, TX                     12/01/88
DeSoto Associates L.P.                             DeSoto, MO                      03/31/89
Durham Park L.P.                                   Tigard, OR                      12/29/88
Eastmont Estates Assoc.                            Greenburg, PA                   12/01/88
Garden Cove Apartments, Ltd.                       Huntsville, AL                  05/11/89
Grayton Pointe Assoc.                              Macon, GA                       12/27/88
La Center Associates, L.P.                         La Center, KY                   03/31/89
Lamar Assoc., L.P.                                 Lamar, AR                       12/01/88
Linden Housing Assoc. Inc.                         Reno, NV                        08/01/88
McKinley-Walker Ltd.                               Fitzgerald, GA                  02/08/89
Milo Housing Assoc., L.P.                          Milo, ME                        12/20/89
Monroe Properties L.P.                             Monroe, GA                      12/01/88
Mulberry Assoc. I L.P.                             Mulberry, AR                    12/01/88
Newport Housing Assoc.                             Newport, ME                     08/01/88
Paragould Associates                               Paragould, AR                   12/01/88
San Antonio Ltd., S.E.                             Aguadilla, PR                   10/01/88
Shadow Wood Housing Ltd.                           Chickasha, OK                   12/01/88
Shannon Creste Apts. L.P.                          Union City, GA                  07/10/89
Snapfinger Creste Apts. L.P.**                     Decatur, GA                     12/30/88
Springhill Housing L.P. I                          Casper, WY                      10/01/88
Springhill Housing L.P. II                         Casper, WY                      10/01/88
Springhill Housing L.P. III                        Casper, WY                      10/01/88
Strafford Assoc. L.P.                              Strafford, MO                   03/31/89
Unity Family Housing Assoc.                        Unity, ME                       08/01/88
Ward Manor Associates L.P.                         Ward, AR                        12/01/88
Warrenton Assoc. L.P.                              Warrenton, MO                   03/31/89
Wayne Apartment Project L.P.                       Boston, MA                      12/22/88
Waynesboro Properties L.P.                         Waynesboro, GA                  12/01/88
Willow Creek Housing L.P.                          Reno, NV                        08/01/88
Willowpeg Lane II, L.P.                            Rincon, GA                      10/01/88
Winona Associates I, L.P.                          Winona, MO                      12/01/88

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

**    The Partnership has written off this investment.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership. At March 31, 1997, the Managing General Partner has designated approximately $1,018,000 of marketable securities as such Reserve.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the
Partnership or its General Partners, with the exception of Garden Cove and Shannon Creste. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) B&C Housing II, B&C Housing III, Shadow Wood Housing, and Chaparral Housing, representing 7.91%, have Interstate Realty as Local General Partner; (ii) Waynesboro Properties, Monroe Properties, Bamberg Properties, Americus Properties, McKinley-Walker Ltd. and Willowpeg Village, representing 3.81%, have Norsouth Corporation as Local General Partner; (iii) Lamar Associates, Mulberry Associates, Paragould Associates, Ward Manor
Associates, Blair Senior Housing, DeSoto Associates, La Center Associates, Strafford Associates, Warrenton Associates, and Winona Associates representing 2.26%, have Joseph A. Shepard and the Lockwood Group as Local General Partners;
(iv) Buckfield Housing, Newport Housing, Milo Housing and Unity Family Housing, representing 2.25%, have Charles B. Mattson and Todd J. Mattson as Local General Partners; (v) Birch Associates, Linden Housing, and Willow Creek Housing, representing 3.07% have Robert F. Nielsen, Dennis F. Johnson, and J. Michael Queenan as Local General Partners; (vi) Springhill Housing I, Springhill Housing II, and Springhill Housing III, representing 3.73%, have Delwood Ventures, Inc. as Local General Partner; and (vii) Grayton Pointe Associates and Snapfinger Creste representing 14.35%, have Bill G. Sanders, Asbury D. Snow, Jr. and the Sanbury Group as Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street Limited Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in forty Local Limited Partnerships which own and operate forty properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.




                                                                 Capital Contributions
                                                              Total           Paid          Mtge. loans
Local Limited Partnership                   Number          committed at     through        payable at        Type     Occupancy at
Property Name                                 of            March 31,       March 31,       December 31,       of        March 31,
Property Location                         Apt. Units         1997             1997             1996          Subsidy*       1997
----------------------------------------  ----------     --------------   --------------    -------------    --------    ---------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                                    55         $   333,000     $   333,000     $   1,468,278      FmHA            98%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                                 198           3,073,000       3,073,000        11,194,402      Section 8       95%

B&C Housing Associates, II,
    A Limited Partnership
Patrick Henry
Tulsa, OK                                       56             345,000         345,000         1,555,827      Section 8       96%

B&C Housing Associates, III,
     A Limited Partnership
Nottingham Square
Moore, OK                                      162           1,612,500       1,612,500         4,255,778      Section 8       97%

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                                     24             162,750         162,750           734,888      FmHA           100%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                       138             780,000         780,000         4,263,129      Section 8       97%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                       12              78,000          78,000           358,718      FmHA            92%



                                                           Capital Contributions
                                                          Total           Paid            Mtge. loans
Local Limited Partnership                Number        committed at       through           payable at         Type     Occupancy at
Property Name                              of            March 31,       March 31,        December 31,          of       March 31,
Property Location                      Apt. Units          1997             1997             1996            Subsidy*      1997
------------------------------------  ----------     -------------   -------------     ----------------       --------    ---------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                          40            1,050,000       1,050,000        1,226,160           None               98%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                             20              234,000         234,000        1,083,930           FmHA               95%

Chapparal Housing Associates, Ltd.,
     An Oklahoma Limited Partnership
Chapparal
Midland, TX                              124            1,104,050       1,104,050        3,297,766         Section 8            96%

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                                24              118,500         118,500          562,715           FmHA               95%

Durham Park Limited Partnership
Durham Park
Tigard, OR                               224            4,100,000       4,100,000        5,788,098           None               98%

Eastmont Estates Associates
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA                            103              950,000         950,000        2,790,433         Section 8            92%




                                                            Capital Contributions
                                                           Total           Paid           Mtge. loans
Local Limited Partnership                Number         committed at       through        payable at         Type       Occupancy at
Property Name                             of             March 31,       March 31,        December 31,        of           March 31,
Property Location                      Apt. Units         1997             1997              1996           Subsidy*         1997
------------------------------------  ----------     --------------   --------------    ---------------    --------    ------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)**
Garden Cove
Huntsville, AL                             200           3,264,264       3,264,264        5,112,191           None             92%

Grayton Pointe Apartments, L.P.
Grayton Pointe
Macon, GA                                  184           2,525,000       2,525,000        4,595,397           None             85%

La Center Associates Limited Partnership
La Center
La Center, KY                               12              85,125          85,125          396,989           FmHA             92%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                   20             137,250         137,250          624,164           FmHA             95%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                    40             342,750         342,750        1,403,686           Section 8        88%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                              48             330,000         330,000        1,413,669           FmHA            100%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                    24             273,000         273,000        1,260,110           FmHA            100%



                                                            Capital Contributions
                                                           Total           Paid          Mtge. loans
Local Limited Partnership                  Number       committed at       through       payable at         Type       Occupancy at
Property Name                               of            March 31,       March 31,     December 31,         of          March 31,
Property Location                        Apt. Units        1997             1997            1996          Subsidy*         1997
--------------------------------------   ----------     --------------   ------------  ---------------    --------    ------------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                     55           321,750         321,750       1,460,558           FmHA            98%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                   24           164,250         164,250         751,814           FmHA            88%

Newport Housing Associates (A Limited Partnership)
Newport Family
Newport, ME                                    24           271,500         271,500       1,259,944           FmHA           100%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                  14           101,625         101,625         465,581           FmHA            93%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aquadilla, PR                                 100           800,250         800,250       3,841,767           FmHA           100%

Shadow Wood Housing Associates, Limited,
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK                                  61           450,000         450,000         779,841           Section 8       98%

Shannon Creste Apartments, L.P.**
Shannon Creste
Union City, GA                                200         3,635,000       3,635,000       6,162,814           None            79%



                                                          Capital Contributions
                                                          Total           Paid            Mtge. loans
Local Limited Partnership                    Number     committed at       through         payable at        Type       Occupancy at
Property Name                                  of         March 31,       March 31,      December 31,         of           March 31,
Property Location                         Apt. Units        1997             1997            1996           Subsidy*         1997
----------------------------------------  ----------   -------------   --------------    ------------      --------    ------------

Snapfinger Creste Apartments, L.P.
Snapfinger Creste
Decatur, GA                                    210       3,850,000       3,850,000         7,439,971         None             61%

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                      32         408,500         408,500         1,034,607         Section 8       100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                      48         597,000         597,000         1,412,729         Section 8        98%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                      47         653,000         653,000         1,496,778         Section 8        94%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                                   12          64,500          64,500           293,982         FmHA            100%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                                       20         222,000         222,000         1,008,129         FmHA            100%

Ward Manor Associates I Limited Partnership
Ward Manor
Ward, AR                                        16         114,750         114,750           523,845         FmHA             86%



                                                                 Capital Contributions
                                                              Total           Paid           Mtge. loans
Local Limited Partnership                    Number         committed at       through        payable at      Type      Occupancy at
Property Name                                  of             March 31,       March 31,      December 31,      of          March 31,
Property Location                          Apt. Units          1997             1997            1996          Subsidy*       1997
-----------------------------------------  ----------     --------------   --------------    -------------    --------    ---------

Warrenton Associates I, L.P.
     (A Limited Partnership)
Warrenton
Warrenton, MO                                    16             78,375          78,375          374,998         FmHA          100%

Wayne Apartments Project Limited Partnership
     (a Massachusetts Limited Partnership)
Wayne
Boston, MA                                      349         10,937,500      10,600,000       13,892,416         Section 8      99%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                                   36            217,500         217,500          948,278         FmHA          100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                         25            240,000         240,000          939,220         Section 8      96%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                       48            325,500         325,500        1,474,555         FmHA          100%




                                                            Capital Contributions
                                                            Total           Paid           Mtge. loans
Local Limited Partnership                    Number      committed at       through         payable at         Type     Occupancy at
Property Name                                  of          March 31,       March 31,       December 31,         of        March 31,
Property Location                          Apt. Units       1997             1997             1996           Subsidy*       1997
-----------------------------------------  ----------     -------------   ------------    --------------    --------    -----------

Winona Associates I, L.P.
Winona
Winona, MO                                      12             62,250          62,250          279,677        FmHA           100%
                                            -------       ------------     -----------     -------------
                                             3,057         44,413,439      44,075,939       99,227,832
                                            =======
     Less Combined Entities**                               6,899,264       6,899,264       11,275,005
                                                          ------------    -----------      -------------
                                                          $37,514,175     $37,176,675    $  87,952,827
                                                          ===========     ===========      =============


*    FmHA         This subsidy, which is authorized  under  Section  515 of the
                  Housing Act of 1949, can be one or a combination of  different types of financing.  For instance, FmHA may provide: 1) direct
                  below-market-rate  mortgage  loans for rural rental   housing;
                  2) mortgage  interest subsidies which   effectively  lower the
                  interest   rate of  the loan  to  1%; 3)  a rental  assistance
                  subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

One Local Limited Partnership, Wayne Apartment Project L.P., invested in by the Partnership represents more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. Wayne, a Massachusetts Limited Partnership, representing 24.6% of the total original investment in the Local Limited Partnerships, is a 349 unit apartment complex located in Boston, Massachusetts. Wayne is financed by a combination of private and public sources, including a first mortgage at 7% interest and financing for a completed rehabilitation program at 10.75% interest. In addition to this, additional financing for the rehabilitation program is being provided by the U.S. Housing and Urban Development at an interest rate of 9.25%.

The duration of the leases for occupancy in the Properties described above are six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of the Report.


Item 3.  Legal Proceedings

The Partnership has reached a settlement regarding the legal proceeding described below.

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former managing general partner of Garden Cove. On March 11, 1996 a jury trial began. Four days into the trial, an out of court settlement was reached, which is believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (about $225,000) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. The Partnership is currently evaluating what liability exposure the Garden Cove partnership may have in connection with this litigation.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no other legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

 Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 4,130 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 1997, 1996 and 1995, no cash distributions were made.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                        March 31,       March 31,        March 31,       March 31,         March 31,
                                          1997             1996            1995            1994              1993
                                       ------------    -------------    ------------    ------------     --------------

Revenue (C)                          $    1,265,748    $    947,856    $    953,580   $    996,730      $  1,070,582
Equity in losses of Local Limited
   Partnerships (C)                      (3,340,844)     (2,808,887)     (4,475,806)    (4,360,009)       (4,302,466)
Extraordinary item                          265,381               -               -              -                 -
Net loss                                 (4,914,046)     (3,770,322)     (5,531,873)    (5,155,439)       (5,361,753)
   Per Limited Partnership Unit              (81.08)          (62.21)        (91.28)        (85.06)           (88.47)
Cash, cash equivalents and
   marketable securities (C)              1,637,950       1,903,813       3,191,723      3,639,474         3,787,840
Investment in Local Limited
   Partnerships, at original cost        49,637,119      49,637,119      48,787,119     48,787,119        48,787,119
Total assets (A)                         23,553,010      22,891,866      27,513,613     32,894,160        37,929,733
Total liabilities (C)                    11,891,610       6,062,741       6,969,001      6,809,678         6,632,601
Cash distribution                                 -               -               -              -                 -
   Per Limited Partnership Unit                   -               -               -              -                 -
Other Data
Passive loss (B)                         (4,239,701)     (4,710,892)     (5,841,796)    (5,494,466)       (5,577,615)
   Per Limited Partnership Unit (B)         (69.96)           (77.73)        (96.39)        (90.66)           (92.03)
Portfolio income (B)                        235,195         402,609         204,369        352,145           473,133
   Per Limited Partnership Unit (B)            3.88            6.64            3.37           5.81              7.81
Low-Income Housing Tax Credits (B)        8,894,928       8,905,714       8,897,453      8,893,337         8,887,426
   Per Limited Partnership Unit (B)          146.77          146.67          146.54         146.47            146.38
Local Limited Partnership interests
   owned at end of period                        40              40              40             40                40

(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1996, 1995, 1994, 1993 and 1992 represents the amount distributed to individual investors. Corporate investors received $153.93, $154.11, $153.98, $153.91 and $153.82 per
        Unit in 1996, 1995, 1994, 1993 and 1992, respectively.

(C) March 31, 1997 revenue includes $1,145,805 of total revenue from Garden Cove and Shannon Creste that is included in combined revenue on the statement of operations. March 31, 1996, 1995 and 1994 revenue includes $775,200, $767,745 and $763,335, respectively, of total revenue from Garden Cove that is included in combined revenue on the Statement of Operations.

        March 31, 1997 equity in losses of Local Limited Partnerships does not include $267,382 of losses from Garden Cove and Shannon Creste that have been combined with the Partnership's loss in the statement of operations. March 31, 1996, 1995 and 1994 equity in losses of Local Limited Partnerships does not include $510,735, $568,887 and $514,225, respectively, of losses from Garden Cove that have been combined with the Partnership's loss in the Statement of Operations.

        March 31, 1997 cash, cash equivalents and marketable securities includes $18,660 of cash and cash equivalents from Garden Cove and Shannon Creste that has been combined with the Partnership in the balance sheet. March 31, 1996, 1995 and 1994 cash, cash equivalents and marketable securities includes, $39,820, $17,488 and $13,642, respectively, of cash and cash equivalents from Garden Cove that has been combined with the Partnership's Balance Sheet.

       March 31, 1997 total liabilities include $11,628,066 of liabilities from Garden Cove and Shannon Creste that have been combined with the
       Partnership on the balance sheet. March 31, 1996, 1995 and 1994 total liabilities include $5,248,781, $6,811,086 and $6,665,780, respectively, of liabilities from Garden Cove that have been combined with the Partnership's Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership, including the Combined Entities, had cash and cash equivalents of $318,451 as compared to $164,590 at March 31, 1996. The increase is primarily attributable to cash distributions received from Local Limited Partnerships, proceeds from sales of marketable securities in excess of purchases of marketable securities offset by cash used for operating activities.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4% and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $25,000 have been paid from Reserves. The Partnership also advanced approximately $992,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At March 31, 1997, approximately $1,018,000 of marketable securities has been designated as Reserves.

At March 31, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three years ended March 31, 1997. Based on the results of 1996 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1997 versus 1996

The Partnership's results of operations for the year ended March 31, 1997 resulted in a net loss of $4,914,046 as compared to a net loss of $3,770,322 for the same period in 1996. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships associated with two Local Limited Partnerships that were affected by weak rental markets, costs associated with unit turnover and increased maintenance issues. Another Local Limited Partnership had a significant increase in its loss due to the recognition of additional rental income and interest refund in the year ended March 31, 1996. The increase in equity in losses is offset by fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year, cancellation of debt income recognized in the year ended March 31, 1997 for one Combined Entity and an increase in rental revenue. Additionally, during the year ended March 31, 1997, the Partnership wrote off its investment in one Local Limited Partnership (Snapfinger Creste) because there was evidence of a non-temporary decline in the recoverable amount of the investment (see section entitled "Property Discussions" for additional information). These increases to net loss are offset by an increase in rental revenue due to the combination of Shannon Creste, effective September 1, 1996.

1996 versus 1995

The Partnership's results of operations for the year ended March 31, 1996 resulted in a net loss of $3,770,322 as compared to a net loss of $5,531,873 for the same period in 1995. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is due primarily to the receipt by one property of back rents from HUD, lower operating and maintenance expenses at certain Local Limited Partnerships and lower interest expense due to the refinancing of two Local Limited Partnerships' mortgages.

Effect of recently issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997, however, it did not have a significant effect on financial position or results of operations.

Low-Income Housing Tax Credits

The 1996, 1995 and 1994 Low-Income Housing Tax Credits per Unit for individuals were $146.77, $146.67 and $146.54, respectively. The 1996, 1995 and 1994
Low-Income Housing Tax Credits per Unit for corporations were $153.93, $154.11 and $153.98, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits are expected to be stable for the six years subsequent to 1991 and then they are expected to decrease as certain properties reach the end of the ten-year credit period.

Property Discussions

Limited Partnership interests have been acquired in forty Local Limited Partnerships which own and operate forty rental properties located in fifteen states, Washington, D.C. and Puerto Rico. Thirty of the properties with 2,325 apartments were newly constructed, and eight properties with 733 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the forty properties have stable operations and are operating at break-even or generating operating cash flow.

A few properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, despite high occupancy and a debt restructuring, Atlantic Terrace, located in Washington, D.C., continues to experience unstable operations due primarily to costs associated with unit turnover, and increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. The managing agent is addressing these issues through enhanced tenant screening, social programs and more careful expense monitoring.

Garden Cove, located in Huntsville, Alabama, continues to generate operating deficits which are being funded from Partnership Reserves. The Managing General Partner continues to work with the management agent to find further ways to curtail the operating shortfalls. Inasmuch as the property remains unable to fully cover debt service from operating income due to depressed rents, the Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. This restructure may result in converting a portion of the first mortgage into a cash flow second mortgage. It is likely that without a modification, the lender will exercise its rights to foreclose on the property. A foreclosure would result in recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

Shadow Wood Housing, located in Chickasha, Oklahoma, continues to generate operating deficits resulting from high security costs, low Section 8 contract rates and high debt service payments. The Local General Partners are working to improve operating results through contract rent increases and debt service relief. The management agent is currently funding operating deficits.

As previously reported, Snapfinger Creste and Grayton Pointe, located in Georgia and which share the same Local General Partner, continue to be affected by a weak rental market and deferred maintenance issues. The Local General Partner is obligated to fund deficits and has made advances and deferred management fees. The Partnership expects to transfer its interests in Snapfinger Creste through a foreclosure by July 1, 1997 unless current negotiations are successful in averting this event. In recent weeks, extensive negotiations have not provided for a satisfactory agreement between the parties, however, the Managing and Local General Partners will continue their discussions with the Lender to avoid the transfer. If negotiations with the lenders and Local General Partner prove to be unsatisfactory, it is unlikely that the Partnership will be able to retain its interest in these properties for the long-term. This may result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with these properties. The Partnership's investment in Snapfinger Creste has been written off as of March 31, 1997.

Negotiations with the lender for Grayton Pointe are still underway. To date, negotiations have been unsuccessful which has resulted in a foreclosure posting by the second mortgagee for July 1, 1997. The Managing General Partner continues to negotiate with the first and second mortgagees to create as favorable a disposition as possible to reduce the taxable impact on the Partnership's partners. If negotiations with the lenders and Local General Partner prove to be unsatisfactory, it is unlikely that the Partnership will be able to retain its interest in these properties for the long-term. This may result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with these properties. The carrying value of this investment for financial reporting purposes is zero.

The mortgage on Shannon Creste was successfully modified in January 1997. An affiliate of the Managing General Partner assumed the local general partner interest and management at the property. Currently, property management is finalizing its capital needs assessment and will initiate an extensive capital improvement plan during the summer 1997.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 1997, 1996 and 1995.

Since most of the properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a property are subject to recapture to the extent that the property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the properties listed in this report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such properties. Nevertheless, management believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. The report on the financial statements of the registrant by Arthur Andersen LLP for the year ending March 31, 1995 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ending March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr. and Donna C. Gibson, Vice Presidents of the Managing General Partner, resigned their positions effective June 30, 1995 and September 13, 1996, respectively.

The Managing General Partner was incorporated in February 1988. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                   Position

Georgia Murray                           Managing Director, Treasurer and
                                          Chief Financial Officer
Fred N. Pratt, Jr.                       Managing Director
William E. Haynsworth                    Managing Director, Vice President, and
                                          Chief Operating Officer
Paul F. Coughlan                         Vice President
Peter G. Fallon, Jr.                     Vice President
Randolph G. Hawthorne                    Vice President
A. Harold Howell                         Vice President

The other General Partner of the Partnership is Arch Street Limited Partnership, a Massachusetts Limited Partnership ("Arch Street L.P.") that was organized in August 1988. The General Partners of Arch Street L.P. are Messrs. Howell and Haynsworth.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 13 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of the Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi -Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street, Inc., the partners of Arch Street L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 60,000 Units, all of which have been sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1997, Arch Street L.P. owns five (unregistered) Units not included in the 60,000 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., Boston Financial, nor any of their executive officers, directors, partners, or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 1997. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1997.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1997.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $6,820 per property (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1997 are as follows:

                                       1997              1996             1995
                                      ---------      -----------      ----------

       Asset management fees           $272,905        $265,722        $258,864

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1997 are as follows:

                                         1997              1996          1995
                                    ------------      -----------     ----------

       Salaries and benefits           $107,933         $114,145       $105,507

Property Management Fees

On August 20, 1996, Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, became the management agent for Grayton Pointe Apartments, a property in which the Partnership has invested. The property management fee charged is 4% of the property's gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $8,864 of fees earned by BFPM for the period ended December 31, 1996.

Additionally, BFPM is the management agent for Garden Cove and Shannon Creste, properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1997 are fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994, respectively, are as follows:

                                       1997            1996             1995
                                   -----------      -----------      ----------

       Property management fees     $50,797           $36,328          $35,806


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street V, Inc. and Arch Street V Limited Partnership receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners during the three years ended March 31, 1997.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1997 is presented in Note 6 to the Financial Statements.

Information required under this Item is contained in Note 6 to the Financial Statements presented as a separate section of this Report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedules and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

       (a)(3)      Exhibit Index contained herein
       (a)(3)(b)   Reports on Form 8-K:
                   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

       (a)(3)(c)   Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

     27.Financial Data Schedule

     28.Additional Exhibits

        (a)    28.1 Reports of Other Independent Auditors

        (b)    Audited financial statements of
               Local Limited Partnerships

           1.  Wayne Apartments Project Limited Partnership
           2.  Snapfinger Creste Apartments Limited Partnership

(a)(3)(d)  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:Arch Street Inc.
           its Managing General Partner



     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:




     By:   /s/William E. Haynsworth                                Date:
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Fred N. Pratt                                        Date:
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statement and Supplementary Data

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

          Annual Report on Form 10-K for the Year Ended March 31, 1997
                                      Index


                                                                      Page No.

Reports of Independent Accountants
     For the years ended March 31, 1997 and 1996                        F-2
     For the year ended March 31, 1995                                  F-3

Financial Statements

     Combined Balance Sheets - March 31, 1997 and 1996                  F-4

     Combined Statements of Operations - Years Ended
       March 31, 1997, 1996 and 1995                                    F-5

     Combined  Statements of Changes in Partners'  Equity  (Deficiency)
          - Years Ended March 31, 1997, 1996 and 1995                   F-6

     Combined Statements of Cash Flows - Years Ended
       March 31, 1997, 1996 and 1995                                    F-7

     Notes to the Combined Financial Statements                         F-9

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated
       Depreciation                                                     F-25


See also Index to Exhibits on Page K-24 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.


Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. II:

We have audited the accompanying combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. II (A Limited Partnership) (the "Partnership") as of March 31, 1997 and 1996 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the years ended March 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1997 and 1996, 74% and 71% of total assets, and for the years ended March 31, 1997 and 1996, 88% and 100% of the equity in losses of Local Limited Partnerships, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the combined financial position of the Partnership as of March 31, 1997 and 1996, and the combined results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Boston Financial Qualified Housing Tax Credits L.P. II:

We have audited the accompanying combined statements of operations, changes in partners' equity (deficiency) and cash flows of Boston Financial Qualified Housing Tax Credits L.P. II (A Limited Partnership) and Garden Cove Apartments LTD. (the Partnerships) for the year ended March 31, 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 2). The equity in losses of these partnerships represents 70% of the equity in loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Partnerships for the year ended March 31, 1995, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)




                             COMBINED BALANCE SHEETS

                             MARCH 31, 1997 AND 1996

                                                                        1997                    1996
                                                                     -----------             -------
Assets

Cash and cash equivalents                                          $     318,451             $    164,590
Marketable securities, at fair value (Note 3)                          1,319,499                1,739,223
Accounts receivable                                                      100,572                   51,424
Notes and interest receivable (Note 5)                                         -                   81,908
Insurance proceeds receivable (Note 11)                                        -                  375,000
Tenant security deposits                                                  30,976                   32,644
Investments in Local Limited Partnerships
   (Note 4)                                                            8,506,576               14,387,959
Rental property at cost, net of
   accumulated depreciation (Note 7)                                  12,293,738                5,645,672
Mortgage escrow deposits                                                 139,547                   50,121
Operating reserves                                                       337,353                        -
Replacement reserves                                                      74,617                   69,262
Deferred fees (net of accumulated amortization
   of $147,413 and $39,786, respectively)                                337,219                  264,472
Other assets                                                              94,462                   29,591
                                                                   -------------             ------------
     Total Assets                                                  $  23,553,010             $ 22,891,866
                                                                   =============             ============

Liabilities and Partners' Equity

Mortgage notes payable (Note 8)                                    $  11,271,738             $  5,133,950
Note payable                                                               9,800                        -
Accounts payable to affiliate (Note 6)                                   251,522                   86,178
Accounts payable and accrued expenses (Note 11)                          269,009                  774,568
Accrued interest payable (Note 8)                                         38,128                   38,291
Security deposits payable                                                 51,413                   29,754
                                                                   -------------             ------------
     Total Liabilities                                                11,891,610                6,062,741
                                                                   -------------             ------------

Minority interests in Local Limited Partnerships                        (149,588)                  97,466
                                                                   -------------             ------------

Commitments (Note 10)

General, Initial and Investor Limited Partners' Equity                11,811,938               16,725,984
Net unrealized gains (losses) on marketable securities                      (950)                   5,675
                                                                   -------------             ------------
   Total Partners' Equity                                             11,810,988               16,731,659
                                                                   -------------             ------------
   Total Liabilities and Partners' Equity                          $  23,553,010             $ 22,891,866
                                                                   =============             ============

                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                           1997             1996                1995
                                                       -----------       -----------         -------
Revenue:
   Rental                                             $  1,093,703       $    752,707        $    731,535
   Investment (Note 4)                                     112,513            151,685             122,578
   Other                                                    59,532             43,464              99,467
                                                      ------------       ------------        ------------
     Total Revenue                                       1,265,748            947,856             953,580
                                                      ------------       ------------        ------------

Expenses:
   Asset management fees - related party (Note 6)          272,905            265,722             258,864
   General and administrative
    (includes reimbursements to an affiliate
    in the amount of $107,933, $114,145 and
    $105,507) (Note 6)                                     203,382            221,974             260,775
   Rental operations, exclusive of depreciation            592,266            464,173             385,886
   Property management fees, related party (Note 6)         50,797             36,328              35,806
   Interest (Note 8)                                       636,940            498,745             598,572
   Write-off of Investment in Local
     Limited Partnership                                   812,892                  -                   -
   Depreciation                                            385,057            279,083             278,509
   Amortization                                            150,878            148,374             196,981
                                                      ------------       ------------        ------------
     Total Expenses                                      3,105,117          1,914,399           2,015,393
                                                      ------------       ------------        ------------

Loss before equity in losses of Local
   Limited Partnerships and cancellation
   of indebtedness                                      (1,839,369)          (966,543)         (1,061,813)

Minority interest in loss of Local
   Limited Partnership                                         786              5,108               5,746

Equity in losses of Local Limited
   Partnerships (Note 4)                                (3,340,844)        (2,808,887)         (4,475,806)
                                                      ------------       ------------        ------------

Loss before extraordinary item                          (5,179,427)        (3,770,322)         (5,531,873)

Extraordinary gain on cancellation of indebtedness
   (Note 12)                                                265,381                  -                   -
                                                      ------------       ------------        ------------

Net Loss                                              $ (4,914,046)      $(3,770,322)$       (5,531,873)
                                                      ============       =========== ==================

Net Loss allocated:
   To the General Partners                            $    (49,140)      $    (37,703)       $    (55,319)
   To the Limited Partners                              (4,864,906)        (3,732,619)         (5,476,554)
                                                      ------------       ------------        ------------
                                                      $ (4,914,046)      $(3,770,322)        $ (5,531,873)
                                                      ============       ===========         ============

Loss before extraordinary item per Limited
   Partnership Unit (60,000 Units)                    $     (85.46)      $    (62.21)        $    (91.28)
                                                      ============       ===========         ===========

Extraordinary gain on cancellation of indebtedness
   per Limited Partnership Unit (60,000 Units)        $       4.38       $      -          $        -
                                                      =============       ==========           =========

Net Loss per Limited
   Partnership Unit (60,000 Units)                    $     (81.08)      $    (62.21)        $    (91.28)
                                                      ============       ===========         ===========

                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


         COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gain
                                       Partners        Partners        Partners          (Losses)             Total

Balance at March 31, 1994             $  (267,036)    $   5,000      $ 26,290,215      $ (52,017)    $   25,976,162

Net change in unrealized losses
   on marketable securities
   available for sale                           -             -                 -         (2,251)            (2,251)

Net Loss                                  (55,319)            -        (5,476,554)             -         (5,531,873)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1995                (322,355)        5,000        20,813,661        (54,268)        20,442,038

Net change in unrealized losses
   on marketable securities
   available for sale                           -             -                 -         59,943             59,943

Net Loss                                  (37,703)            -        (3,732,619)             -         (3,770,322)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1996                (360,058)        5,000        17,081,042          5,675         16,731,659

Net change in unrealized losses
   on marketable securities
   available for sale                           -             -                 -         (6,625)            (6,625)

Net Loss                                  (49,140)            -        (4,864,906)             -         (4,914,046)
                                      ------------    ---------      ------------      ---------     --------------

Balance at March 31, 1997             $  (409,198)    $   5,000      $ 12,216,136      $    (950)    $   11,810,988
                                      ===========     =========      ============      =========     ==============


                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                                              1997              1996            1995
                                                           ------------    -------------    --------

Cash flows from operating activities:
   Net Loss                                                $ (4,914,046)    $(3,770,322)     $(5,531,873)
   Adjustments to reconcile net loss to
    net cash used for operating activities:
     Equity in losses of Local Limited Partnerships           3,340,844       2,808,887        4,475,806
     Extraordinary gain on cancellation of indebtness          (265,381)              -                -
     Minority interest in loss of
      Local Limited Partnerships                                   (786)         (5,108)          (5,746)
     Cash distribution income included in cash
       distributions from Local Limited Partnerships             (5,913)         (1,046)               -
     (Gain) loss on sale of marketable securities                 5,473            (723)          48,486
     Write-off of Investment in Local Limited Partnership       812,892               -                -
     Depreciation and amortization                              535,935         427,457          475,489
     Decrease in due to developer                                     -        (282,030)               -
     Increase  (decrease)  in cash arising from changes in operating  assets and liabilities:
       Interest receivable                                       (3,861)         (6,222)          (6,842)
       Insurance proceeds receivable                            375,000               -                -
       Accounts receivable                                       (7,883)          9,870           (4,789)
       Tenant security deposits                                   3,946             (84)             906
       Other assets                                             (55,008)         22,727           (1,153)
       Accounts payable to affiliates                           165,344          14,513            7,383
       Accounts payable and accrued expenses                   (685,397)        269,322           13,439
       Accrued interest                                            (163)           (148)          (7,530)
       Security deposits payable                                 (2,240)         (1,570)          (1,027)
                                                           -------------   ------------     ------------
Net cash used for operating activities                         (701,244)       (514,477)        (537,451)
                                                           ------------    ------------     ------------

Cash flows from investing activities:
   Proceeds from notes receivable                                85,769               -                -
   Purchases of marketable securities                          (958,177)     (2,275,163)      (2,587,506)
   Proceeds from sales and maturities
     of marketable securities                                 1,365,803       3,174,072        3,514,274
   Capital contributions to Local Limited Partnerships                -        (850,000)               -
   Cash distributions received from Local
     Limited Partnerships                                       450,686          74,771           62,377
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                8,593               -                -
   Purchase of rental property                                  (23,870)       (100,508)               -
   Advances to affiliate                                        (85,789)         (6,777)         (44,108)
   Replacement reserve deposits                                       -         (37,159)         (25,454)
   Disbursement from replacement reserves                        (5,355)        113,213                -
                                                           ------------    ------------     ------------
Net cash provided by investing activities                       837,660          92,449          919,583
                                                           ------------    ------------     ------------

Cash flows from financing activities:
   Repayment of mortgage notes payable                          (31,021)        (19,902)         (10,392)
   Proceeds from refinancing                                          -               -           32,864
   Payment of deferred charges                                        -               -          (46,837)
   Mortgage escrow deposits                                      (2,418)         (7,737)          47,401
   Advances from developer                                            -               -          124,586
   Advances from affiliate                                       50,884               -                -
                                                           ------------    ------------     ------------
Net cash provided by (used for) financing activities             17,445         (27,639)         147,622
                                                         ------------    ------------     ------------

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                  COMBINED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                              1997               1996           1995
                                                           ------------      -----------     -------

Net increase (decrease) in cash and cash
   equivalents                                                  153,861         (449,667)        529,754

Cash and cash equivalents, beginning                            164,590          614,257          84,503
                                                           ------------      -----------     -----------

Cash and cash equivalents, ending                          $    318,451      $   164,590     $   614,257
                                                           ============      ===========     ===========

Supplemental disclosure:
   Cash paid for interest                                  $    637,103      $   498,893     $   606,102
                                                           ============      ===========     ===========


Non-cash disclosure:

Release of amount Due to
   developer in connection
   with the Garden Cove settlement                         $          -      $1,261,445      $         -
                                                           ============      ==========      ===========


Conversion of project expense
   loan liability to capital contribution,
   special limited partner of Shannon Creste               $    245,524      $         -     $         -
                                                           ============      ===========     ===========

                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)



                   Notes to the Combined Financial Statements

1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited
Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 60,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $59,981,240 ("Gross Proceeds"), net of discounts of $18,760, through the sale of 60,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on October 28, 1988.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 4%, and accordingly, it transferred the additional funds to the Reserve. At March 31, 1997, the Managing General Partner has designated approximately $1,018,000 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities (defined below), using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnerships share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)



             Notes to the Combined Financial Statements (continued)

2.       Significant Accounting Policies (continued

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years. The Partnership recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1996, 1995 and 1994.

On July 25, 1991, an affiliate of the Partnership's General Partners, SLP, Inc. deemed it necessary to take control of the management of Garden Cove Apartments, Ltd. ("Garden Cove"), a Local Limited Partnership in which the Partnership has invested. SLP, Inc. organized BF Alabama, Inc., which was admitted as an additional General Partner with a 51% voting interest in management matters related to Garden Cove Apartments, Ltd. and is responsible for the management of the property. BF Alabama, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the controlling General Partner of Garden Cove is an affiliate of the Partnership, these combined financial statements include all financial activity of Garden Cove Apartments, Ltd. for the years ended December 31, 1996, 1995 and 1994. All significant inter-company balances and transactions have been eliminated.

On August 20, 1996, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C. became the Local General Partner, responsible for all management decisions in Shannon Creste Apartments, L.P. ("Shannon Creste"). Boston Financial GP-I L.L.C. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the Local General Partner of Shannon Creste is now an affiliate of the Partnership, these combined financial statements include financial activity of Shannon Creste for the period from September 1, 1996 through December 31, 1996. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Garden Cove and Shannon Creste on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships. As used herein, the "Combined Entities" refers to Garden Cove and Shannon Creste after the transfer of control described above.

Cash Equivalents

Cash equivalents consist of short-term money market investments with original maturities of ninety days or less at acquisition and approximate fair value.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities

Marketable securities consists primarily of U.S. Treasury instruments and mortgage-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership has adopted the new standard for its year ended March 31, 1997, however, it did not have a significant effect on financial position or results of operations.

Deferred Fees

Garden Cove's deferred charges consist of financing fees, which are being amortized using the straight-line method over the 40-year term of the mortgage note, and organizational costs, which are being amortized using the straight-line method over a five-year period.

Shannon Creste's deferred charges consist of financing fees, which are being amortized using the straight-line method over the 10-year term of the mortgage note, and compliance monitoring fees, which are being amortized over the remaining 12 year term of the tax credit compliance period.

Rental Property

Real estate and personal property are recorded at the lower of cost or net realizable value. Depreciation is provided for in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives by use of the straight-line and accelerated methods for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

Rental Income

Rental income, principally from short-term leases on the Combined Entities apartment units, is recognized as income as the rentals become due.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets except as otherwise disclosed.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified herein to conform with the current year presentation.


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                     Gross            Gross
                                                                 Unrealized      Unrealized      Fair
                                                 Cost                Gains         Losses        Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $   763,961          $  5,932       $ (2,176)   $   767,717

Mortgage backed securities                       516,513                99         (4,800)       511,812

Other debt securities                             39,975                 -             (5)        39,970
                                             -----------          --------        -------    -----------

Marketable securities
   at March 31, 1997                         $ 1,320,449          $  6,031       $ (6,981)   $ 1,319,499
                                             ===========          ========       ========    ===========

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies                 $ 1,025,378          $ 10,410       $ (7,636)   $ 1,028,152

Mortgage backed securities                       348,843             1,366           (977)       349,232

Other debt securities                            359,327             3,183           (671)       361,839
                                             -----------          --------        -------    -----------

Marketable securities
   at March 31, 1996                         $ 1,733,548          $ 14,959       $ (9,284)   $ 1,739,223
                                             ===========          ========       ========    ===========

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

3.   Marketable Securities (continued)

The contractual maturities at March 31, 1997 are as follows:

                                                                         Cost                 Fair Value

Due in one year or less                                              $   271,169             $   275,090
Due in one year to five years                                            532,767                 532,597
Mortgage backed securities                                               516,513                 511,812
                                                                     -----------             -----------
                                                                     $ 1,320,449             $ 1,319,499
                                                                     ===========             ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,366,000, $3,174,000 and $3,514,000 in 1997, 1996 and 1995,
respectively. Included in investment income are gross gains of $8,957, $19,251 and $3,804 and gross losses of $14,430, $18,528 and $52,290 which were realized on these sales in 1997, 1996 and 1995, respectively.


4.   Investments in Local Limited Partnerships

The Partnership has acquired limited partner interests in thirty-seven Local Limited Partnerships (excluding the Combined Entities and Snapfinger Creste, which has been written off) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities and excluding Snapfinger Creste in 1997, at March 31:

                                                          1997                1996             1995
                                                     -------------       ------------     ---------

Capital contributions paid to Local Limited
Partnerships and purchase price paid
   to withdrawing partners of Local
   Limited Partnerships                               $ 33,326,675         $40,811,675       $39,961,675

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $1,948,556, $912,349 and $425,631)        (27,806,907)        (30,295,178)      (27,487,337)

Cumulative cash distributions received
   from Local Limited Partnerships                        (869,645)           (484,476)         (409,705)
                                                      ------------        ------------       -----------

Investments in Local Limited Partnerships
   before adjustment                                     4,650,123          10,032,021        12,064,633

Excess of investment costs over the underlying net assets acquired:

       Acquisition fees and expenses                     5,084,529           5,561,180         5,561,180

       Accumulated amortization of acquisition
         fees and expenses                              (1,228,076)         (1,205,242)       (1,064,474)
                                                      ------------        ------------       -----------

Investments in Local Limited Partnerships             $  8,506,576         $14,387,959       $16,561,339
                                                      ============         ===========       ===========

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information for each of the three years ended December 31, 1996, 1995 and 1994 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,

                                                           1996               1995             1994
                                                      -------------      ------------     ---------
Assets:
   Investment property, net                           $  94,754,454     $  106,293,817      $110,712,692
   Current assets                                         2,033,994          2,590,314         2,017,687
   Other assets                                           5,833,632          6,216,946         5,573,714
                                                      -------------     --------------    --------------
      Total Assets                                    $ 102,622,080     $  115,101,077      $118,304,093
                                                      =============     ==============      ============

Liabilities and Partners' Equity:
   Long-term debt                                     $  84,909,248     $   94,673,640    $   94,696,368
   Current liabilities (includes current
      portion of long-term debt)                          7,080,276          3,242,430         3,676,287
   Other liabilities                                      8,956,403         10,126,946        10,171,251
                                                      -------------     --------------    --------------
      Total Liabilities                                 100,945,927        108,043,016       108,543,906
                                                      -------------     --------------    --------------

Partners' Equity:
   Partnership's Equity                                   3,195,732          8,690,159        12,445,251
   Less capital contributions receivable                   (337,501)          (337,501)       (1,187,500)
                                                      -------------     --------------    --------------
                                                          2,858,231          8,352,658        11,257,751
   Other Partners' Equity                                (1,182,078)        (1,294,597)       (1,497,564)
                                                      -------------     --------------    --------------
      Total Partners' Equity                              1,676,153          7,058,061         9,760,187
                                                      -------------     --------------    --------------
      Total Liabilities and Partners' Equity          $ 102,622,080     $  115,101,077      $118,304,093
                                                      =============     ==============      ============

Summarized Income Statements - for
the years ended December 31,

Rental and other income                               $  17,934,257     $   19,728,805    $   18,646,098
                                                      -------------     --------------    --------------

Expenses:
   Operating                                              9,945,887          9,446,565         9,560,459
   Interest                                               7,585,562          8,535,963         8,773,795
   Depreciation and amortization                          4,829,056          5,074,826         5,140,041
                                                      -------------     --------------    --------------
      Total Expenses                                     22,360,505         23,057,354        23,474,295
                                                      -------------     --------------    --------------

Net Loss                                              $  (4,426,248)    $   (3,328,549)   $   (4,828,197)
                                                      =============     ==============    ==============

Partnership's share of net loss                       $  (4,371,138)    $   (3,294,559)   $   (4,779,915)
                                                      =============     ==============    ==============

Other Partners' share of net loss                     $     (55,110)    $      (33,990)   $      (48,282)
                                                      =============     ==============    ==============


The summarized financial information of the Local Limited Partnerships does not include Garden Cove for the years ended December 31, 1996, 1995 and 1994 and does not include Shannon Creste for the period September 1, 1996 through December 31, 1996. The balance sheets and statements of operations of these Local Limited Partnership are combined with the Partnership's financial statements as of the dates control was taken over by an affiliate of the Partnership. As a result, this summarized information is not comparable from year to year.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 1997, 1996 and 1995, the Partnership has not recognized $1,036,207, $486,718 and $304,109, respectively, of equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

During the year ended March 31, 1997, the Partnership wrote off its investment in one Local Limited Partnership, Snapfinger Creste, because there was evidence of a non-temporary decline in the recoverable amount of the investment. The Partnership expects to relinquish its interest in this Local Limited Partnership in July 1997.

The Partnership's equity as reflected by the Local Limited Partnerships of $2,858,231 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $4,650,123 principally because: a) the Partnership has not recognized $1,948,556 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; and c) cash distributions paid to the Partnership during the quarter ended March 31, 1997 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1996.


5.   Notes and Interest Receivable

On December 15, 1993, the Partnership executed promissory notes with Linden Housing Associates, Limited Partnership ("Linden") and Willow Creek Housing Associated, Ltd. ("Willow Creek"), two Local Limited Partnerships in which it has invested, for $87,294 and $56,742, respectively, for the reimbursement of expenses incurred by the Partnership on their behalf in relation to the Mod Rehab issue. Interest on the unpaid principal of these notes is calculated at the prime rate. The prime rate as of March 31, 1997 and 1996 was 8.25%. The outstanding balance of the notes plus accrued interest was paid in full on March 7, 1997.


6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $6,820 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $272,905, $265,722 and $258,864 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in accounts payable to affiliates is $205,237 and $67,668 of Asset Management Fees due to an affiliate of the Managing General Partner at March 31, 1997 and 1996, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995, is $107,933,
$114,145 and $105,507, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 1997 and 1996, $26,677 and $13,048, respectively, is payable to an affiliate of the Managing General Partner.

On August 20, 1996, Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, became the management agent for Grayton Pointe Apartments, a property in which the Partnership invested. The property management fee charged is 4% of the property's gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Combined Financial Statements is $8,864 of fees earned by BFPM for the period ended December 31, 1996.

Additionally, BFPM is the management agent for Garden Cove and Shannon Creste (effective August 20, 1996), properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1997 is $50,797, $36,328 and $35,806 of fees earned by BFPM for the period ended December 31, 1996 and for the years ended December 31, 1995 and 1994, respectively.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

7.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at cost, the components of which are as follows at December 31:

                                                                          1996                 1995
                                                                      -------------       ---------

   Buildings                                                           $14,725,712           $ 6,298,110
   Land and land improvements                                             1,287,465              692,670
   Furniture and fixtures                                                   325,005              318,897
                                                                       ------------           ----------
                                                                         16,338,182            7,309,677
   Less:  accumulated depreciation                                        4,044,444            1,664,005
                                                                       ------------          -----------
   Total                                                               $ 12,293,738           $5,645,672
                                                                       ============           ==========


8.   Mortgage Notes Payable

Garden Cove

During 1994, Garden Cove refinanced its mortgage note payable with an increase in principal of $32,864 and a reduction in the interest rate from 10.75% to 8.95%.

The mortgage note, collateralized by the land and buildings, is payable in monthly payments of $40,031 for principal and interest at 8.95% through February 2031. Additional monthly remittances are due for property insurance, real estate taxes and mortgage insurance escrows. In connection with the refinancing, $46,837 in fees were incurred and have been deferred. These fees are being amortized over the life of the loan.

Approximate principal payments to be made on the mortgage note for each of the next five years and thereafter are as follows:


                              Year ended December 31:

                           1997                             $    23,788
                           1998                                  26,007
                           1999                                  28,432
                           2000                                  31,084
                           2001                                  33,983
                           Thereafter                         4,968,897
                                                            -----------
                                                             $5,112,191

Garden Cove is obligated by an agreement with HUD to make monthly deposits of $2,211 with the mortgagee to establish a reserve to cover costs of any future major replacements. The amount of the required deposit may be increased or decreased at the option of the mortgagee, and disbursements from the reserve are controlled by the mortgagee.

It is not practical to estimate the fair value of this mortgage because programs with similar characteristics are not currently available.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

8.   Mortgage Notes Payable (continued)

Shannon Creste

The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division, and bears interest at the rate of 10.375% per annum. Principal and interest are payable by Shannon Creste in monthly installments of $57,946 based on an amortization period of 30 years.

Effective October 1, 1996, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1996 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999 interest at the rate of seven percent (7%) per annum shall be due and payable monthly. On April 1, 1999 the interest shall be adjusted and increased to the rate of nine and three-quarters percent (9.75%) per annum. Commencing May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance together with all accrued but unpaid interest shall be due and payable on February 1, 2001.

The liability of Shannon Creste under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Approximate principal payments to be made on the mortgage note for each of the next five years are as follows:

                              Year ended December 31:

                           1997                             $         0
                           1998                                       0
                           1999                                  20,612
                           2000                                  38,171
                           2001                               6,100,764
                                                            -----------
                                                            $ 6,159,547

It is not practical to estimate the fair value of this mortgage because programs with similar characteristics are not currently available.

9.   Due to Developer

Under the terms of the Development Agreement, the Developer agreed to advance to Garden Cove such funds as may be required to pay certain defined costs, which include certain operating expenses. Any funds so advanced are to be repaid by Garden Cove only in certain circumstances. In connection with the March 1996 settlement of the Garden Cove litigation (Note 11), Garden Cove was released of its obligation to repay the developer $1,543,475. For financial reporting purposes, $1,261,445 has been reflected as a reduction of Garden Cove's property basis, and $282,030, representing the developer's operating advances, was offset against the settlement loss in the year ended March 31, 1996.


10.  Commitments

At March 31, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

11.  Litigation

The Partnership has reached a settlement regarding the legal proceeding described below.

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former managing general partner of Garden Cove. On March 11, 1996 a jury trial began. Four days into the trial, an out of court settlement was reached, which is believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (about
$225,000) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. The Partnership is currently evaluating what liability exposure the Garden Cove partnership may have in connection with this litigation.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no other legal or administrative proceeding is threatened or contemplated against it.


12.  Extraordinary Gain on Cancellation of Indebtedness

During the year ended December 31, 1996, Shannon Creste's prior management agent forgave accrued management fees totalling $265,381.

13. Federal Income Taxes

A reconciliation of the losses reported in the Combined Statements of Operations for the periods ended March 31, 1997, 1996 and 1995 to the losses reported for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                          1997                 1996             1995
                                                     -------------         -----------       -------

Net Loss per Combined  Statements of Operations       $ (4,914,046)        $(3,770,322)      $(5,531,873)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes over equity
     in loss for tax purposes                            1,070,305              25,337           268,471
   Equity in losses of Local Limited Partnerships
     not recognized for financial reporting purposes    (1,036,207)           (486,718)         (304,109)
   Adjustment to reflect March 31 fiscal
     year-end to December 31, tax year-end                  (4,051)              1,945           (18,990)
   Adjustment for expenses not currently
     deductible for tax purposes                           203,004              66,018            64,259
   Adjustment for accelerated amortization
     for tax purposes over amortization
     for financial reporting purposes                      (68,611)            (65,213)          (52,615)
   Other income (loss) recognized for tax purposes
       but not recognized for book purposes                      -             (15,048)          692,533
   Write-off of Investment in Local Limited
       Partnership not recognized for tax purposes         812,892                   -                 -
   Cash distributions included in loss for
     financial reporting purposes                           (1,774)                  -                 -
   Related party expenses paid in current year but
     expensed for book purposes in prior year              (66,018)            (64,282)          (62,592)
                                                      ------------        ------------      ------------
Net Loss for federal income tax purposes              $ (4,004,506)        $(4,308,283)      $(4,944,916)
                                                      ============         ===========       ===========

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)


13.  Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $  8,506,576        $ 11,646,466         $(3,139,890)
                                                       ============        ============        ============
   Other assets                                        $ 15,046,434        $  9,651,139        $  5,395,295
                                                       ============        ============        ============
   Liabilities                                         $ 11,891,610        $     29,329        $ 11,862,281
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes the Partnership combines the financial statements of two Local Limited Partnerships with its financial statements; for tax purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $1,474,000 lower than for financial reporting purposes, including approximately $1,949,000 of losses the Partnership has not recognized relating to seventeen Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and iv) for financial reporting purposes, the Partnership wrote off its investment in one Local Limited Partnership of $812,892.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)


14.     Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)       Entities (B)      Eliminations      Combined (A)
Assets

Cash and cash equivalents                   $      299,791      $     18,660       $          -     $      318,451
Marketable securities, at fair value             1,319,499                 -                  -          1,319,499
Accounts receivable                                991,791            23,115           (914,334)           100,572
Tenant security deposits                                 -            30,976                  -             30,976
Investments in Local Limited
   Partnerships                                  9,446,261                 -           (939,685)         8,506,576
Rental property at cost, net of
   accumulated depreciation                              -        12,293,738                  -         12,293,738
Mortgage escrow deposits                                 -           139,547                  -            139,547
Operating reserves                                       -           337,353                  -            337,353
Replacement reserves                                     -            74,617                  -             74,617
Deferred fees (net of accumulated
   amortization of $147,413)                             -           337,219                  -            337,219
Other assets                                        17,190            77,272                  -             94,462
                                            --------------      ------------       ------------     --------------
     Total Assets                           $   12,074,532      $ 13,332,497       $ (1,854,019)    $   23,553,010
                                            ==============      ============       ============     ==============

Liabilities and Partners' Equity
Liabilities:
Mortgage notes payable                      $            -      $ 11,271,738       $          -     $   11,271,738
Note payable                                             -             9,800                  -              9,800
Accounts payable to affiliates                     231,914            19,608                  -            251,522
Accounts payable and accrued
   expenses                                         31,630           237,379                  -            269,009
Advances from Limited Partner                            -           914,334           (914,334)                 -
Accrued interest payable                                 -            38,128                  -             38,128
Security deposits payable                                -            51,413                  -             51,413
                                            --------------      ------------       ------------     --------------
     Total Liabilities                             263,544        12,542,400           (914,334)        11,891,610
                                            --------------      ------------       ------------     --------------

Minority interest in Local Limited
   Partnership                                           -                 -           (149,588)          (149,588)
                                            --------------      ------------       ------------     --------------

General, Initial and Investor
  Limited Partners' Equity                      11,811,938           790,097           (790,097)        11,811,938
Net unrealized losses on
  marketable securities                               (950)                -                  -               (950)
                                            --------------      ------------       ------------     --------------
   Total Partners' Equity                       11,810,988           790,097           (790,097)        11,810,988
                                            --------------      ------------       ------------     --------------
   Total Liabilities and Partners' Equity   $   12,074,532      $ 13,332,497       $ (1,854,019)    $   23,553,010
                                            ==============      ============       ============     ==============

(A) March 31, 1997.
(B) December 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.  Supplemental Combining Schedules (continued)

                            Statements of Operations

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)      Eliminations     Combined (A)

Revenue:
   Rental                                   $            -     $  1,093,703        $         -      $  1,093,703
   Investment                                      101,819           10,694                  -           112,513
   Other                                            18,124           41,408                  -            59,532
                                            --------------     ------------        -----------      ------------
     Total Revenue                                 119,943        1,145,805                  -         1,265,748
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees -
     related party                                 272,905                -                  -           272,905
   General and administrative                      203,382                -                  -           203,382
   Rental operations, exclusive
     of depreciation                                     -          592,266                  -           592,266
   Property management fees,
     related party                                       -           50,797                  -            50,797
   Interest                                              -          636,940                  -           636,940
   Write-off of Investment in Local
     Limited Partnership                           812,892                -                  -           812,892
   Depreciation                                          -          385,057                  -           385,057
   Amortization                                    137,370           13,508                  -           150,878
                                            --------------     ------------        -----------      ------------
     Total Expenses                              1,426,549        1,678,568                  -         3,105,117
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships and
   cancellation of indebtedness                 (1,306,606)        (532,763)                 -        (1,839,369)

Minority interest in loss of
   Local Limited Partnership                             -                -                786               786

Equity in losses of Local
   Limited Partnerships                         (3,607,440)               -            266,596        (3,340,844)
                                            --------------     ------------        -----------      ------------

Loss before extraordinary item                  (4,914,046)        (532,763)           267,382        (5,179,427)

Extraordinary gain on
   cancellation of indebtedness                          -          265,381                  -           265,381
                                            --------------     ------------        -----------      ------------

Net Loss                                    $   (4,914,046)    $   (267,382)       $   267,382      $ (4,914,046)
                                            ==============     ============        ===========      ============


(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)

14.      Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)                         Eliminations
Combined (A)
Cash flows from operating activities:
   Net Loss                                  $   (4,914,046)    $   (267,382)      $   267,382     $  (4,914,046)
   Adjustments to reconcile net loss to
   net cash used for operating activities:
   Equity in losses of Local Limited
     Partnerships                                 3,607,440                -          (266,596)        3,340,844
   Extraordinary gain on cancellation of
     indebtedness                                         -         (265,381)                -          (265,381)
   Minority interest in loss of Local
     Limited Partnerships                                 -                -              (786)             (786)
   Cash distribution income included
     in cash distributions from Local
     Limited Partnership                             (5,913)               -                 -            (5,913)
   Gain on sale of marketable securities              5,473                -                 -             5,473
   Write-off of Investment in Local
     Limited Partnership                            812,892                -                 -           812,892
   Depreciation and amortization                    137,370          398,565                 -           535,935
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Interest receivable                             (3,861)               -                 -            (3,861)
     Insurance proceeds receivable                  375,000                -                 -           375,000
     Accounts receivable                                  -           (7,883)                -            (7,883)
     Tenant security deposits                             -            3,946                 -             3,946
     Other assets                                     1,259          (56,267)                -           (55,008)
     Accounts payable to affiliates                 151,198           14,146                 -           165,344
     Accounts payable and
       accrued expenses                            (701,614)          16,217                 -          (685,397)
     Accrued interest payable                             -             (163)                -              (163)
     Security deposits payable                            -           (2,240)                -            (2,240)
                                             --------------     ------------       -----------     -------------
Net cash used for operating activities             (534,802)        (166,442)                -          (701,244)
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Proceeds from notes receivable                    85,769                -                 -            85,769
   Purchases of marketable securities              (958,177)               -                 -          (958,177)
   Proceeds from sales and maturities
     of marketable securities                     1,365,803                -                 -         1,365,803
   Cash distributions received from
     Local Limited Partnerships                     450,686                -                 -           450,686
   Cash received upon assumption of General
     Partner interest in a Combined Entity                -            8,593                 -             8,593
   Purchase of rental property                            -          (23,870)                -           (23,870)
   Advances to affiliates                          (234,258)               -           148,469           (85,789)
   Disbursements from
     replacement reserves                                 -           (5,355)                -            (5,355)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for)
    investing activities                            709,823          (20,632)          148,469           837,660
                                             --------------     ------------       -----------     -------------

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)

14.      Supplemental Combining Schedules (continued)

                      Statements of Cash Flows (Continued)

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)                         Eliminations
Combined (A)

Cash flows from financing activities:
   Repayment of mortgage notes payable                    -          (31,021)                -           (31,021)
   Mortgage escrow deposits                               -           (2,418)                -            (2,418)
   Advances from affiliate                                -          199,353          (148,469)           50,884
                                             --------------     ------------      ------------       -----------
Net cash provided by financing activities                 -          165,914          (148,469)           17,445
                                             --------------     ------------      ------------       -----------

Net increase (decrease) in cash
   and cash equivalents                             175,021          (21,160)                -           153,861

Cash and cash equivalents, beginning                124,770           39,820                 -           164,590
                                             --------------     ------------      ------------       -----------

Cash and cash equivalents, ending            $      299,791     $     18,660      $          -       $   318,451
                                             ==============     ============      ============       ===========


(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996.

Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated Depreciation
of Property owned by Local Limited Partnerships in
Which Registrant has Invested at March 31, 1997
                                                                  COST AT INTEREST AT
                                                                   ACQUISITION DATE
                                                            --------------------------------
                                                                                                  NET
                                                                                             IMPROVEMENTS
                                  NUMBER         TOTAL                      BUILDINGS /       CAPITALIZED
                                    OF          ENCUM-                     IMPROVEMENTS      SUBSEQUENT TO
          DESCRIPTION              UNITS       BRANCES *       LAND         & EQUIPMENT       ACQUISITION


Low and Moderate
Income Apartment Complexes

Eastmont                                103      $2,790,433    $100,000          $2,629,117      $1,285,796
  Greenburg, PA
Reno/Birch                              138       4,263,129     382,333           5,298,594          52,632
  Reno, NV
Buckfield                                20       1,083,930      50,000             559,836         722,685
  Buckfield, ME
Newport Family Housing                   24       1,259,944      66,950             637,538         839,012
  Newport, ME
Willow Creek Apartments                  25         939,220      71,982           1,261,654          17,614
  Reno, NV
Linden Apartments                        40       1,403,686     110,251           1,855,036          22,262
  Reno, NV
Unity Family Housing                     20       1,008,129      47,500             690,892         505,606
  Unity, ME
Spring Hill                             127       3,944,114     229,702           4,940,334       (106,647)
  Casper, WY
B&C III Housing                         162       4,255,778     377,292           5,462,420           4,159
  Moore, OK
San Antonio                             100       3,841,767     165,200           4,467,166         353,316
  Aquadilla, PR
Atlantic Terrace                        198      11,194,402     210,000           5,314,668       7,151,707
  Washington, D.C.
Shadow Wood Housing                      61         779,841       2,045           1,424,111          28,975
  Chickasha, OK
B&C II Housing                           56       1,555,827      23,102           1,853,438          28,173
  Tulsa, OK
Grayton Pointe Associates               184       4,595,397     540,250           5,005,586       2,001,543
  Macon, GA
Snapfinger Creste                       210       7,439,971     697,876             166,097       9,665,129
  Decatur, GA
Wayne Apartments                        349      13,892,416     265,817           9,443,627      20,673,262
  Boston, MA
Chapparal Housing                       124       3,297,766     381,880           1,290,206       2,654,242
  Midland, TX
Durham Park                             224       5,788,098     486,000           5,600,540       4,079,944
  Tigard, OR
Willow Peg Lane                          48       1,474,555     107,500             603,138       1,139,036
  Rincon, GA
Meadowbrook Village                      55       1,468,278      85,037             159,388       1,620,253
  Americus, GA
Waynesboro Properties                    36         948,278      40,700              31,020       1,137,361
  Waynesboro, GA
Monroe Properties                        55       1,460,558     115,905              55,882       1,681,022
  Monroe, GA
Mulberry Associates                      24         751,814      30,000             211,179         718,796
  Mulberry, AR
Ward Manor                               16         523,845      22,000             152,984         486,087
  Ward, AR
Paragould Associates                     14         465,581      18,500             212,874         354,627
  Paragould, AR











                                                                  COST AT INTEREST AT
                                                                   ACQUISITION DATE
                                                            --------------------------------
                                                                                                  NET
                                                                                             IMPROVEMENTS
                                  NUMBER         TOTAL                      BUILDINGS /       CAPITALIZED
                                    OF          ENCUM-                     IMPROVEMENTS      SUBSEQUENT TO
          DESCRIPTION              UNITS       BRANCES *       LAND         & EQUIPMENT       ACQUISITION


Low and Moderate
Income Apartment Complexes

Lamar  Associates                        20         624,164      23,100             259,086         506,416
  Lamar, AR
Winona Apartments                        12         279,677       4,000             212,719         136,931
  Winona, MO
Blair Senior Housing                     12         358,718      19,100             446,700           7,804
  Blair, NE
McKinley-Walker                          48       1,413,669      83,000           1,760,235           2,586
  Fitzgerald, GA
Warrenton Apartments                     16         374,998      23,000             445,188               0
  Warrenton,  MO
Strafford II Apartments                  12         293,982      10,000             360,423           1,167
  Strafford, MO
La Center Apartments                     12         396,989      24,500             473,512           2,545
  La Center, KY
DeSoto III Apartments                    24         562,715      35,000             668,817           1,515
  Webster Grove,  MO
Garden Cove Apartments                  200       5,112,191     647,924           3,899,850       2,785,773
  Huntsville, AL
Shannon Creste Apartments               200       6,162,814     594,795           4,258,031       4,151,809
  Union City,  GA
Milo Senior Housing                      24       1,260,110      66,950             660,837         822,736
  Milo,  ME
Brighton Manor Apartments                40       1,226,160     139,130             227,776       1,466,550
  Douglasville, GA
Bamberg Garden Apartments                24         734,888      53,400             891,576           4,675
                                ----------------------------------------------------------------------------
  Bamberg, SC

SUBTOTAL                              3,057      99,227,832   6,351,721          73,892,075      67,007,099

LESS: Combined Entities                 400      11,275,005   1,242,719           8,157,881       6,937,582
                                ----------------------------------------------------------------------------

TOTAL                                 2,657     $87,952,827  $5,109,002         $65,734,194     $60,069,517
                                ============================================================================







                         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996              LIFE ON
                      ---------------------------------------------------------
                                                                                          WHICH
                                     BUILDINGS /                                           DEPRECIATION
                        LAND AND          IMPROVEMENTS          ACCUMULATED      DATE    IS        DATE
                                                                                         COMPUTED
     DESCRIPTION      IMPROVEMENTS   & EQUIPMENT     TOTAL      DEPRECIATION     BUILT   (YEARS) ACQUIRED


Low and Moderate
Income Apartment Complexes

Eastmont                   $100,000    $3,914,913  $4,014,913         $799,263   1952    7-10,   12/01/88
                                                                                           40
  Greenburg, PA
Reno/Birch                  382,333     5,351,226   5,733,559        1,864,632   1988    5-7,    07/10/88
                                                                                          27.5
  Reno, NV
Buckfield                    50,000     1,282,521   1,332,521          249,471   1990    7,      08/01/88
                                                                                          27.5
  Buckfield, ME
Newport Family               66,950     1,476,550   1,543,500          283,006   1990     27.5   08/01/88
Housing
  Newport, ME
Willow Creek                 71,982     1,279,268   1,351,250          419,911   1988    7,      08/01/88
Apartments                                                                                27.5
  Reno, NV
Linden Apartments           110,251     1,877,298   1,987,549          615,872   1988    5-7,    08/01/88
                                                                                          27.5
  Reno, NV
Unity Family                 47,500     1,196,498   1,243,998          235,298   1990    7,      08/01/88
Housing                                                                                   27.5
  Unity, ME
Spring Hill                 171,780     4,891,609   5,063,389        1,449,025   1989    Useful  10/01/88
                                                                                          Lives
  Casper, WY
B&C III Housing             377,292     5,466,579   5,843,871        1,735,964 1962/1973 5-7,    10/01/88
                                                                                          27.5
  Moore, OK
San Antonio                 165,200     4,820,482   4,985,682        2,041,617   1988    Useful  10/01/88
                                                                                          Lives
  Aquadilla, PR
Atlantic Terrace            304,170    12,372,205  12,676,375        3,174,839   1990    5-12,   12/01/88
                                                                                         20,
                                                                                         27.5,
                                                                                           40
  Washington, D.C.
Shadow Wood Housing           2,045     1,453,086   1,455,131          447,142   1972    5, 7,   12/01/88
                                                                                          27.5
  Chickasha, OK
B&C II Housing               23,102     1,881,611   1,904,713          652,040   1976     7,     12/01/88
                                                                                          27.5
  Tulsa, OK
Grayton Pointe              540,925     7,006,454   7,547,379        1,990,964   1989     5, 28  12/27/88
Associates
  Macon, GA
Snapfinger Creste           697,877     9,831,226  10,529,103        2,807,286   1989     5, 28  12/30/88
  Decatur, GA
Wayne Apartments            265,817    30,116,889  30,382,706        8,085,841   1990    7, 27.5 12/22/88
  Boston, MA
Chapparal Housing           381,880     3,944,448   4,326,328        1,105,165   1989    7, 27.5 12/01/88
  Midland, TX
Durham Park                 486,000     9,680,484  10,166,484        3,061,268   1989    7, 27.5 12/29/88
  Tigard, OR
Willow Peg Lane             107,500     1,742,174   1,849,674          538,550   1988    Useful  10/01/88
                                                                                          Lives
  Rincon, GA
Meadowbrook Village          92,987     1,771,691   1,864,678          536,867   1989    Useful  10/01/88
                                                                                          Lives
  Americus, GA
Waynesboro                   44,100     1,164,981   1,209,081          346,705   1989    Useful  12/01/88
Properties                                                                                Lives
  Waynesboro, GA
Monroe Properties           115,905     1,736,904   1,852,809          517,468   1989    Useful  12/01/88
                                                                                          Lives
  Monroe, GA
Mulberry                     30,000       929,975     959,975          263,081   1989    7, 27.5 12/01/88
Associates
  Mulberry, AR
Ward Manor                   22,000       639,071     661,071          181,071   1989    7,      12/01/88
                                                                                          27.5
  Ward, AR
Paragould                    20,000       566,001     586,001          164,281   1989    7,      12/01/88
Associates                                                                                27.5
  Paragould, AR

                         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996              LIFE ON
                      ---------------------------------------------------------
                                                                                          WHICH
                                     BUILDINGS /                                           DEPRECIATION
                        LAND AND          IMPROVEMENTS          ACCUMULATED      DATE    IS        DATE
                                                                                         COMPUTED
     DESCRIPTION      IMPROVEMENTS   & EQUIPMENT     TOTAL      DEPRECIATION     BUILT   (YEARS) ACQUIRED


Low and Moderate
Income Apartment Complexes

Lamar  Associates            23,100       765,502     788,602          222,611   1989    7,      12/01/88
                                                                                          27.5
  Lamar, AR
Winona Apartments             4,000       349,650     353,650          107,469   1989    7,      12/01/88
                                                                                          27.5
  Winona, MO
Blair Senior                 19,100       454,504     473,604          123,127   1989    7,      01/03/89
Housing                                                                                   27.5
  Blair, NE
McKinley-Walker              83,000     1,762,821   1,845,821          526,489   1989    Useful  02/08/89
                                                                                          Lives
  Fitzgerald, GA
Warrenton                    23,000       445,188     468,188          128,675   1989    Useful  03/31/89
Apartments                                                                                Lives
  Warrenton,  MO
Strafford II                 10,000       361,590     371,590          104,142   1989    5, 7,   03/31/89
Apartments                                                                                27.5
  Strafford, MO
La Center                    24,500       476,057     500,557          136,128   1989    7,      03/31/89
Apartments                                                                               27.5,
                                                                                           40
  La Center, KY
DeSoto III                   35,000       670,332     705,332          183,166   1989    Useful  03/31/89
Apartments                                                                                Lives
  Webster Grove,  MO
Garden Cove                 692,670     6,640,877   7,333,547        1,944,916   1990    Useful  05/11/89
Apartments                                                                                Lives
  Huntsville, AL
Shannon Creste              594,795     8,409,840   9,004,635        2,099,528   1990    5, 27.5 07/10/89
Apartments
  Union City,  GA
Milo Senior                  66,950     1,483,573   1,550,523          254,696   1990    7, 27.5 12/20/89
Housing
  Milo,  ME
Brighton Manor              140,095     1,693,361   1,833,456          533,340   1990    10, 30  12/29/89
Apartments
  Douglasville, GA
Bamberg Garden               53,400       896,251     949,651          271,791   1989    Useful  01/20/89
Apartments                                                                                Lives
                      ---------------------------------------------------------
  Bamberg, SC

SUBTOTAL                  6,447,206   140,803,690 147,250,896       40,202,705

LESS: Combined            1,287,465    15,050,717  16,338,182        4,044,444
Entities
                      ---------------------------------------------------------

TOTAL                    $5,159,741  $125,752,973 $130,912,714     $36,158,261
                      =========================================================




(1) The aggregate cost for Federal Income Tax purposes is approximately $130,913,000.

          * Mortgage notes payable generally represent non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.




Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996                                 Accumulated Depreciation December 31, 1996
------------------------------------------------------------     --------------------------------------------

Balance at beginning of period                 $139,702,097      Balance at beginning of period  $33,408,280
  Additions during period:                                         Additions during period:
    Add prior year Garden Cove     $7,309,677                        Add prior year Garden Cove    1,664,005
    Less current year Garden      (7,333,547)                        Less current year Garden    (1,944,916)
Cove                                                             Cove
    Less current year Shannon     (9,004,635)                        Less current year Shannon   (2,099,528)
Creste                                                           Creste
     Acquisitions through                   0                         Depreciation                 5,130,420
foreclosure
                                                                                                -------------
     Other acquisitions               100,645                    Balance at close of period      $36,158,261
                                                                                                =============
     Improvements etc.                155,868
                                 -------------
                                                (8,771,992)
  Deductions during period:
     Cost of real estate and         (17,391)
fixed assets sold
     Reclassification to                    0
intangible assets
                                 -------------
                                                   (17,391)
                                              --------------
Balance at close of period                     $130,912,714
                                              ==============

Property Owned December 31, 1995                                 Accumulated Depreciation December 31, 1995
------------------------------------------------------------     --------------------------------------------
Balance at beginning of period                 $139,464,764      Balance at beginning of period  $28,752,072
  Additions during period:                                         Additions during period:
    Add prior year Garden Cove     $8,470,614                        Add prior year Garden Cove    1,384,922
    Less current year Garden      (7,309,677)                        Less current year Garden    (1,664,005)
Cove                                                             Cove
     Acquisitions through                   0                         Depreciation                 4,935,291
foreclosure
                                                                                                -------------
     Other acquisitions               157,978                    Balance at close of period      $33,408,280
                                                                                                =============
     Improvements etc.                179,863
                                 -------------
                                                  1,498,778
  Deductions during period:
     Cost of real estate and                0
fixed assets sold
     Reduction of Garden Cove     (1,261,445)
property basis
                                 -------------
                                                (1,261,445)
                                              --------------
Balance at close of period                     $139,702,097
                                              ==============

Property Owned December 31, 1994                                 Accumulated Depreciation December 31, 1994
------------------------------------------------------------     --------------------------------------------
Balance at beginning of period                 $140,025,222      Balance at beginning of period  $23,706,878
  Additions during period:                                         Additions during period:
    Add prior year Garden Cove     $8,470,614                        Add prior year Garden Cove    1,106,413
    Less current year Garden      (8,470,614)                        Less current year Garden    (1,384,922)
Cove                                                             Cove
     Acquisitions through                   0                         Depreciation                 5,323,703
foreclosure
                                                                                                -------------
     Other acquisitions                73,743                    Balance at close of period      $28,752,072
                                                                                                =============
     Improvements etc.                 63,846
                                 -------------
                                                    137,589
  Deductions during period:
     Cost of real estate and        (698,047)
fixed assets sold
     Reclassification to                    0
intangible assets
                                 -------------
                                                  (698,047)
                                              --------------
Balance at close of period                     $139,464,764
                                              ==============



       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS II
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1997
            Reports of Independent Auditors

[Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 4, 1997

Newport Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheet of Newport Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 14, 1996

Newport Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheet of Newport Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 10, 1995

Newport Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Newport Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Newport Housing Associates (a Limited Partnership) as of December 31, 1994 and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

/s/Macdonald Page & Co.
Certified Public Accountants

 [Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 4, 1997

Unity Family Housing Associates
224 Maine Avenue
Gardiner, Maine


We  have  audited  the  accompanying  balance  sheet  of  Unity  Family  Housing
Associates (a Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity Family Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Macdonald Page & Co.
Certified Public Accountants

 [Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 14, 1996

Unity Family Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Unity Family Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of revenue and expenses - income tax basis, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity Family Housing Associates as of December 31, 1995, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Macdonald Page & Co.
Certified Public Accountants

 [Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 10, 1995

Unity Family Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Unity Family Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Unity Family Housing Associates (a Limited Partnership) as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 4, 1997

Buckfield Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheet of Buckfield Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckfield Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

[LOGO]
MACDONALDPAGE

           Independent Auditors' Report

February 14, 1996

Buckfield Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheet of Buckfield Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckfield Housing Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Willow Creek Housing Associates, Ltd.
HUD Project No. 125-94008
Reno, Nevada

We have audited the accompanying balance sheet of Willow Creek Housing Associates, Ltd., dba Willow Creek Apartments, HUD Project No. 125-94008, as of December 31, 1996, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Willow Creek Housing Associates, Ltd. dba Willow Creek Apartments, HUD Project No. 125-94008 as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of Willow Creek Housing Associates, Ltd. dba Willow Creek Apartments, HUD Project No. 125-94006, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations.

To the General Partners
Willow Creek Housing Associates, Ltd.
Page 2

The accompanying supplementary information shown on pages 13 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1997

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Willow Creek Housing Associates, Ltd.
HUD Project No. 125-94008
Reno, Nevada

We have audited the accompanying balance sheet of Willow Creek Housing Associates, Ltd., HUD Project No. 125-94008, as of December 31, 1995, and the related statement of income and partners' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements present fairly, in all material respects, the financial position of Willow Creek Housing Associates, Ltd., HUD Project No. 125-94008 as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 1996, on our consideration of Willow Creek Housing Associates, Ltd., HUD Project No. 125-94006, internal control structure and reports dated January 31, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

To the General Partners
Willow Creek Housing Associates, Ltd.
Page 2


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 20 is presented for purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
January 31, 1996

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Willow Creek Housing Associates, Ltd.
HUD Project No. 125-10515 REF
Reno, Nevada

We have audited the accompanying balance sheet of Willow Creek Housing Associates, Ltd., (a Limited Partnership), HUD Project No. 125-10515, REF as of December 31, 1994, and the related statement of income and partners' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Willow Creek Housing Associates, Ltd., HUD Project No. 125-10515 REF as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supplemental information included in these financial statements shown on pages 13 through 20 has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 15, 1995

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Birch Associates Limited Partnership
dba Reno Apartments I-IV
HUD Project No. 125-94006
Reno, Nevada

We have audited the accompanying balance sheet of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, as of December 31, 1996, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-9400, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations.

To the General Partners
Birch Associates Limited Partnership
Page 2

The accompanying supplementary information shown on pages 13 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1997

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Birch Associates Limited Partnership
dba Reno Apartments I-IV
HUD Project No. 125-94006
Reno, Nevada

We have audited the accompanying balance sheet of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, as of December 31, 1995, and the related statements of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards, we have also issued a report dated February 9, 1996, on our consideration of of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, internal control structure and reports dated February 9, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

To  the  General  Partners  Birch
Associates Limited Partnership Page 2

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.The Accompanying supplementary information shown on pages 13 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 9, 1996

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Birch Associates Limited Partnership
dba Reno Apartments I-IV
HUD Project No. 125-10508 REF
Reno, Nevada

We have audited the accompanying balance sheet of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-10508 REF, as of December 31, 1994, and the related statement of income and partners' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Birch Associates Limited Partnership, dba Reno Apartments I-IV HUD Project No. 125-10508 REF as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supplemental information included in these financial statements shown on pages 13 through 18 has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 15, 1995

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Linden Housing Associates, Ltd.
dba Linden Apartments
HUD Project No. 125-94007
Reno, Nevada

We have audited the accompanying balance sheet of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, as of December 31, 1996, and the related statement of income and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Linden Housing Associates, Ltd, dba Linden Apartments, HUD Project No. 125-94007 as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards we have also issued a report dated February 10, 1997, on our consideration of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations

To the General Partners
Linden Housing Associates, Ltd.
Page 2

The accompanying supplementary information shown on pages 13 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1997

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Linden Housing Associates, Ltd.
dba Linden Apartments
HUD Project No. 125-94007
Reno, Nevada

We have audited the accompanying balance sheet of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, as of December 31, 1995, and the related statement of income and partners' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Linden Housing Associates, Ltd, dba Linden Apartments, HUD Project No. 125-94007 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 26, 1996, on our consideration of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, internal control structure and reports dated January 26, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

To the General Partners
Linden Housing Associates, Ltd.
Page 2

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Accompanying supplementary information shown on pages 13 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financia statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
January 26, 1996

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Linden Housing Associates, Ltd.
dba Linden Apartments
FHA Project No. 125-10511 REF
Reno, Nevada

We have audited the accompanying balance sheet of Linden Housing Associates, Ltd., (a Limited Partnership), dba Linden Apartments, FHA Project No. 125-10511 REF, as of December 31, 1994, and the related statement of income and partners' equity, and statement of cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, financial position of Linden Housing Associates, Ltd., dba Linden Apartments, FHA Project No. 125-10511 REF as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supplemental information included in these financial statements shown on pages 13 through 18 has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 15, 1995

[Letterhead]
[LOGO]
R.D. HOAG & ASSOCIATES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Eastmont Estates Associates

We have audited the accompanying balance sheets of HUD No. 033-35194-PM-SR (the "Project") of Eastmont Estates Associates (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 033-35194-PM-SR of Eastmont Estates Associates as of December 31, 1996 and 1995, and the results of its operations and changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 7, 1997, on our consideration of HUD Project No. 033-35194-PM-SR (The "Project") of Eastmont Estates Associates internal control structure, and reports dated February 7, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.


/s/R.D. Hoag & Assoc. P.C.
R.D. Hoag & Associates,
A Professional Corporation
February 7, 1997
Pittsburgh, Pennsylvania

[Letterhead]
[LOGO]
R.D. HOAG & ASSOCIATES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Eastmont Estates Associates

We have audited the accompanying balance sheets of HUD No. 033-35194-PM-SR (the "Project") of Eastmont Estates Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 033-35194-PM-SR of Eastmont Estates Associates, as of December 31, 1995 and 1994, and the results of its operations and changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Goverment Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 13, 1996, on our consideration of Eastmont Estates Associates, Ltd, HUD Project No. 033-35194-PM-SR (The "Project") of internal control structure, and reports dated February 13, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.


/s/R.D. Hoag & Assoc. P.C.
R.D. Hoag & Associates,
A Professional Corporation
February 13, 1996
Pittsburgh, Pennsylvania

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

 INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates I, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates I, Ltd. (a limited partnership), HUD Project No. 109-94001, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Spring Hill Housing Associates I, Ltd., HUD Project No. 109-94001, as of December 31, 1996, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1997

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

 INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates I, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates I, Ltd. (a limited partnership), HUD Project No. 109-94001, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Spring Hill Housing Associates I, Ltd., HUD Project No. 109-94001 as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates I, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates I, Ltd. (a limited partnership), HUD Project No. 109-94001, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates I, Ltd., HUD Project No. 109-94001 as of December 31, 1994, and the results of its operations and the changes in its partners' equity and its cash flows for
the  year  then  ended,  in  conformity  with  generally   accepted   accounting
principles.


/s/Stark Tinter & Associates
February 5, 1995

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates II, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates II, Ltd. (a limited partnership), HUD Project No. 109-94002 as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates II, Ltd., HUD Project No. 109-94002, as of December 31, 1996, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1997

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates II, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates II, Ltd. (a limited partnership), HUD Project No. 109-94002 as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates II, Ltd., HUD Project No. 109-94002, as of December 31, 1995, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates II, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates II, Ltd. (a limited partnership), HUD Project No. 109-94002 as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates II, Ltd., HUD Project No. 109-94002, as of December 31, 1994, and the results of its operations and the changes in its partners' equity and its cash flows for
the  year  then  ended,  in  conformity  with  generally   accepted   accounting
principles.


/s/Stark Tinter & Associates
February 5, 1995

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates III, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates III, Ltd. (a limited partnership), HUD Project No. 109-94003, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates III, Ltd., HUD Project No. 109-94003, as of December 31, 1996, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1997

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates III, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates III, Ltd. (a limited partnership), HUD Project No. 109-94003, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates III, Ltd., HUD Project No. 109-94003, as of December 31, 1995, and the results of its operations and the changes in its partners' equity (deficiency) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates III, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Associates III, Ltd. (a limited partnership), HUD Project No. 109-94003, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to
obtain  reasonable assurance   about  whether  the  financial   statements  are
free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates III, Ltd., HUD Project No. 109-94003, as of December 31, 1994, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Stark Tinter & Associates
February 5, 1995

[Letterhead]
[LOGO]
Floyd & Company
306 Commercial Drive Suite 202           Post Office Box 14251
Savannah, Georgia 31406                       Savannah, Georgia 31416
Phone:(912)355-9969



INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership


We have audited the accompanying balance sheets of Willowped Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, C.P.A.
/s/R. Doug Floyd
February 28, 1997

[Letterhead]
[LOGO]
David C. Moja, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership


We have audited the accompanying balance sheets of Willowped Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Lane Limited
Partnership (a Georgia Limited Partnership), as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Americus Properties Limited Partnership


We have audited the accompanying balance sheets of AMERICUS PROPERTIES LIMITED PARTNERSHIP (a Limited Partnership), as of December 31, 1996 and 1995, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICUS PROPERTIES LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of AMERICUS PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of AMERICUS PROPERTIES LIMITED PARTNERSHIP, taken as a whole.

/s/David G. Pellicione
Savannah, Georgia
February 25, 1997

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Americus Properties Limited Partnership


We have audited the accompanying balance sheets of AMERICUS PROPERTIES LIMITED PARTNERSHIP (a Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICUS PROPERTIES LIMITED PARTNERSHIP as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements of AMERICUS PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of AMERICUS PROPERTIES LIMITED PARTNERSHIP, taken as a whole.

/s/David G. Pellicione
Savannah, Georgia
March 1, 1996

[Letterhead]
[LOGO]
Coopers & Lybrand L.L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Atlantic Terrace Limited Partnership:


We have audited the accompanying balance sheet of Atlantic Terrace Limited Partnership as of December 31, 1995, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Atlantic Terrace Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Terrace Limited Partnership as of December 31, 1995, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of Atlantic Terrace Limited Partnership's internal control structure and a report dated February 9, 1996 on its compliance with laws and regulations.

/s/Coopers & Lybrand L.L.P
Boston, Massachusetts
February 9, 1996

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

Independent Auditors' Report

To the Partners
Garden Cove Apartments, Ltd.

We have audited the accompanying balance sheet of Garden Cove Apartments, Ltd. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Cove Apartments, Ltd as of December 31, 1996, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 20 to 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 20, 1997 on our consideration of Garden Cove Apartments, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.



/s/Reznick Fedder & Silverman
Boston, Massachusetts                                    Federal Employer
January 20, 1997                                        Identification Number
                                                     52-1088612
Audit Principal: Philip A. Weitzel

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, III
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, III, A Limited Partnership, HUD Project No. 117-94008, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, III, as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997 on our consideration of B & C Housing Associates, III's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, III
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, III, A Limited Partnership, HUD Project No. 117-94008, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, III, as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996 on our consideration of B & C Housing Associates, III's internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 20, 1996

[Letterhead]
[LOGO]
Velez, Semprit, Nieves & Co.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
San Antonio Limited Dividend Partnership S.E.
San Juan, Puerto Rico


We have audited the accompanying balance sheets of San Antonio Limited Dividend Partnership S.E. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Antonio Limited Dividend Partnership S.E. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Velez, Semprit Nieves & Co.
February 4, 1997
Stamp number 1411418 was
affixed to the original of this report

[Letterhead]
[LOGO]
Velez, Semprit, Nieves & Co.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
San Antonio Limited Dividend Partnership S.E.
San Juan, Puerto Rico


We have audited the accompanying balance sheets of San Antonio Limited Dividend Partnership S.E. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Antonio Limited Dividend Partnership S.E. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Velez, Semprit Nieves & Co.
February 2, 1996
Stamp number 1340312 was
affixed to the original of this report

[Letterhead]
[LOGO]
Floyd & Company

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Waynesboro Properties Limited Partnership


We have audited the accompanying balance sheets of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd
February 28, 1997

[Letterhead]
[LOGO]
David C. Moja, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Waynesboro Properties Limited Partnership


We have audited the accompanying balance sheets of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our auditsin accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership), as of December 31, 1995 and December 31, 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information. except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Monroe Properties Limited Partnership


We have audited the accompanying balance sheets of MONROE PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1996 and 1995, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MONROE PROPERTIES LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements of MONROE PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of MONROE PROPERTIES LIMITED PARTNERSHIP, taken as a whole.

/s/David G. Pellicione

Savannah, Georgia
February 25, 1997

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Monroe Properties Limited Partnership


We have audited the accompanying balance sheets of MONROE PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MONROE PROPERTIES LIMITED PARTNERSHIP as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements of MONROE PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements of MONROE PROPERTIES LIMITED PARTNERSHIP, taken as a whole.

/s/David G. Pellicione

Savannah, Georgia
March 1, 1996

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Mulberry Associates I, L.P.
Mulberry, Arkansas


We have audited the accompanying balance sheet of Mulberry Associates I, L.P. (a Missouri limited partnership) FmHA Case No: 30-170-431435777 as of December 31, 1995, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mulberry Associates I, L.P., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 13, 1996

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

INDEPENDENT AUDITORS' REPORT

To the Partners
Ward Manor Associates Limited Partnership
Ward, Arkansas


We have audited the accompanying balance sheet of Ward Manor Associates Limited Partnership (a Missouri limited partnership) Rural Development Case No:
03-043-431482892 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ward Manor Associates Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1997

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Ward Manor Associates Limited Partnership
Ward, Arkansas


We have audited the accompanying balance sheet of Ward Manor Associates Limited Partnership (a Missouri limited partnership) FmHA Case No: 03-043-431482892 as of December 31, 1994, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ward Manor Associates Limited Partnership as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 25, 1995

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
INDEPENDENT AUDITORS' REPORT

To the Partners
Paragould Associates I, Limited Partnership
Paragould, Arkansas


We have audited the accompanying balance sheet of Paragould Associates I, Limited Partnership (a Missouri limited partnership) Rural Development Case No. : as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragould Associates I, Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1997

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Paragould Associates I, Limited Partnership
Paragould, Arkansas


We have audited the accompanying balance sheet of Paragould Associates I, Limited Partnership (a Missouri limited partnership) as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragould Associates I, Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 24, 1995

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Lamar Associates, Limited Partnership
Lamar, Arkansas


We have audited the accompanying balance sheet of Lamar Associates, Limited Partnership (a Missouri limited partnership) RECD Case No.: 03-036-431424399 as of December 31, 1995, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lamar Associates, Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 7, 1996

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, II
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, II, a Limited Partnership, HUD Project No. 118-94005, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits
to obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, II, as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' (deficiency) and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of B & C Housing Associates, II's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, II
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, II, a Limited Partnership, HUD Project No. 118-94005, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year then ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits
to obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, II, as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' (deficiency) and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996, on our consideration of B & C Housing Associates, II's internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 20, 1996

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
Shadow Wood Housing Associates, Limited
Marlton, New Jersey


We have audited the accompanying balance sheets of Shadow Wood Housing Associates, Limited, An Oklahoma Limited Partnership, HUD Project No. 117-94009, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' equity and cash flows for the year then ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits
to obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited, as of December 31, 1996, and 1995, and the results of its operations and the changes in partners'equity and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of Shadow Wood Housing Associates, Limited's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
Shadow Wood Housing Associates, Limited
Marlton, New Jersey


We have audited the accompanying balance sheets of Shadow Wood Housing Associates, Limited, An Oklahoma Limited Partnership, HUD Project No. 117-94009, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' equity and cash flows for the year then ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits
to obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited, as of December 31, 1995, and 1994, and the results of its operations and the changes in partners'equity and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996, on our consideration of Shadow Wood Housing Associates, Limited's internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 20, 1996

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

INDEPENDENT AUDITORS' REPORT

To the Partners
Wayne Senior Housing , A Limited Partnership
Wayne, Nebraska


We have audited the accompanying balance sheet of Wayne Senior Housing, A Limited Partnership (a Kansas limited partnership) Rural Development Case No.:
32-090-481008237 as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Senior Housing , A Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1997

[Letterhead]
[LOGO]
ZINER & COMPANY, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1996, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1996, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Govenment Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of Wayne Apartments Project Limited Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations.


/s/Ziner & Company, P.C.

January 23, 1997

[Letterhead]
[LOGO]
ZINER & COMPANY, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1995 and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1995, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Govenment Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Wayne Apartments Project Limited Partnership's internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.


/s/Ziner & Company, P.C.

January 26, 1996

[Letterhead]
[LOGO]
ZINER & COMPANY, P.C.

Independent Auditor's Report

To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1994, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Wayne Apartments Project Limited Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits
to obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership, as of December 31, 1994, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.


/s/Ziner & Company, P.C.

January 23, 1995

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditors' Report

To the Partners
Chaparral Housing Associates, Ltd.
Marlton, New Jersey


We have audited the accompanying balance sheets of Chaparral Housing Associates, Ltd., An Oklahoma Limited Partnership, HUD Project No. 133-94005, as of December 31, 1996, and 1995, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of th United States. Those standards require that we plan and perform the audit
to  obtain  reasonable assurance   about  whether  the  financial   statements
are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Housing Associates, Ltd., as of December 31, 1996, and 1995, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997, on our consideration of Chaparral Housing Associates, Ltd.'s internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditors' Report

To the Partners
Chaparral Housing Associates, Ltd.
Marlton, New Jersey


We have audited the accompanying balance sheets of Chaparral Housing Associates, Ltd., An Oklahoma Limited Partnership, HUD Project No. 133-94005, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Housing Associates, Ltd., as of December 31, 1995, and 1994, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 1996, on our consideration of Chaparral Housing Associates, Ltd.'s internal control structure and reports dated January 20, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD progam transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 20, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Snapfinger Creste Apartments, L.P.



We have audited the accompanying balance sheet of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1996, and the related statements of changes in partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership has been in default of its mortgage loan agreement with its lender since March of 1996 when the Partnership ceaseed making its monthly mortgage payment and required escrow deposits. The Partnership and the lender have been in negotiation regarding various workout arrangements; however, at this time no agreement has been reached and there is substantial doubt about the Partnership's ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 21, 1997

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Snapfinger Creste Apartments, L.P.



We have audited the accompanying balance sheet of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1995, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Snapfinger Creste Apartments, L.P.



We have audited the accompanying balance sheet of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1994, and the related statements of changes in partners' equity [deficit], operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1995

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Grayton Pointe Apartments, L.P.



We have audited the accompanying balance sheets of GRAYTON POINTE APARTMENTS L.P. [a Georgia Limited Partnership], as of December 31, 1996, and the related statements of changes in partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAYTON POINTE APARTMENTS, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note H to the financial statements, the Partnership's first mortgage loan will mature on March 1, 1997. In addition, the Partnership has been in default of its second mortgage loan agreement with its lender since November of 1995 when the partnership ceased making its monthly mortgage payment. The Partnership and its lenders have been in negotiation regarding various extensions and workout agreements; however, at this time no agreement has been reached, and there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1997

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Grayton Pointe Apartments, L.P.



We have audited the accompanying balance sheets of GRAYTON POINTE APARTMENTS L.P. [a Georgia Limited Partnership], as of December 31, 1995, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAYTON POINTE APARTMENTS, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Grayton Pointe Apartments, L.P.



We have audited the accompanying balance sheet of GRAYTON POINTE APARTMENTS, L.P. [a Georgia Limited Partnership], as of December 31, 1994, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAYTON POINT APARTMENTS, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 1, 1995

[Letterhead]
[LOGO]
ARTHUR ANDERSON LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Durham Park Limited Partnership



We have audited the accompanying balance sheets of DURHAM PARK LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Durham Park Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/Arthur Anderson LLP
Denver, Colorado
February 12, 1997

[Letterhead]
[LOGO]
ARTHUR ANDERSON LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Durham Park Limited Partnership



We have audited the accompanying balance sheets of DURHAM PARK LIMITED PARTNERSHIP, (an Oregon limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Durham Park Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/Arthur Anderson LLP
Denver, Colorado
February 1, 1996

[Letterhead]
[LOGO]
David G. Pelliccione, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Bamberg Properties Limited Partnership



We have audited the accompanying balance sheets of BAMBERG PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1996 and 1995, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAMBERG PROPERTIES LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia
February 25, 1997

[Letterhead]
[LOGO]
David G. Pelliccione, C.P.A., P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bamberg Properties Limited Partnership



We have audited the accompanying balance sheets of BAMBERG PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAMBERG PROPERTIES LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia
March 1, 1996

[Letterhead]
[LOGO]
Floyd & Company

INDEPENDENT AUDITORS' REPORT

To the General Partners of
McKinley-Walker Limited Partnership


We have audited the accompanying balance sheets of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 31, 1996.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA
/s/R. Doug Floyd
February 28, 1997

[Letterhead]
[LOGO]
David C. Moja, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the General Partners of
McKinley-Walker Limited Partnership


We have audited the accompanying balance sheets of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Goverment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
MUELLER, WALLA & ALBERTSON, P.C.

INDEPENDENT AUDITORS' REPORT

The Partners
DeSoto Associates III, L.P.
St. Louis,Missouri


We have audited the accompanying balance sheet of DeSoto Associates III,L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifiacant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates III, L.P.as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1995 financial statements were compiled by us and our report thereon, dated February 9, 1996, stated thta we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 7, 1997

[Letterhead]
[LOGO]
MUELLER, WALLA & ALBERTSON, P.C.

INDEPENDENT AUDITORS' REPORT

The Partners
Warrenton Associates I, L.P.
Warrenton, Missouri


We have compiled the accompanying balance sheet of Warrenton Associates I, L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on them in our report dated February 6, 1996, but we have not performed any auditing proceedures since that date.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 10, 1997

[Letterhead]
[LOGO]
MUELLER & WALLA, P.C.

INDEPENDENT AUDITORS' REPORT

The Partners
Warrenton Associates I, L.P.
Warrenton, Missouri


We have audited the accompanying balance sheet of Warrenton Associates I, L.P. (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Warrenton Associates, I, L.P. as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1994 financial statements were compiled by us and our report thereon, dated February 3, 1995, stated that we did not audit or review those financial statements and, accordingly, express no opinion or other form of assurance on them.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1995

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Creste Apartments, L.P.



We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1996, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1997

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Creste Apartments, L.P.



We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1995, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Creste Apartments, L.P.



We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1994, and the related statements of changes in partners' equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1995

[Letterhead]
[LOGO]
MACDONALDPAGE

Independent Auditor's Report

February 4, 1997

Milo Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Milo Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milo Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]
[LOGO]
MACDONALDPAGE

Independent Auditor's Report

February 14, 1996

Milo Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Milo Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milo Housing Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants

[LETTERHEAD]
[LOGO]
MACDONALDPAGE

           Independent Auditor's Report

February 10, 1995

Milo Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Milo Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows -income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Milo Housing Associates (a Limited Partnership) as of December 31, 1994 and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report



The Partners
Brighton Manor Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Brighton Manor Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Manor Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP

January 24, 1997

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report



The Partners
Brighton Manor Apartments,
A Limited Partnership:

We have audited the balance sheets of Brighton Manor Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Manor Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP

February 2, 1996

                     WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                       (a Massachusetts limited partnership)

                                  FINANCIAL STATEMENTS

                                           AND

                              SUPPLEMENTARY INFORMATION

                               PROJECT NO. 023-44269

                        For the Year Ended December 31, 1996

TABLE OF CONTENTS


                                                                          Page

INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS

  Balance Sheet                                                             2

  Statement of Changes in Partners' Capital                                 4

  Statement of Profit and Loss                                              5

  Statement of Cash Flows                                                   7

  Notes to Financial Statements                                             9

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION                  12

SUPPLEMENTARY INFORMATION

  HUD Supporting Data                                                      13

INDEPENDENT AUDITORS' REPORT ON INTERNAL CONTROL STRUCTURE                 19

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE BASED ON AN AUDIT
 OF FINANCIAL STATEMENTS                                                   22

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
 REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS                             23

INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH SPECIFIC
 REQUIREMENTS APPLICABLE TO AFFIRMATIVE FAIR HOUSING                       24

AUDITORS' COMMENTS ON AUDIT RESOLUTION MATTERS RELATING
 TO HUD PROGRAMS                                                           25

MANAGEMENT AGENT'S CERTIFICATE                                             26

MORTGAGOR'S CERTIFICATE                                                    27

                    INDEPENDENT AUDITORS' REPORT


To the Partners of
Wayne Apartments Project Limited Partnership


         We have audited the accompanying balance sheet of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1996, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1996, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 23,1997 on our consideration of Wayne Apartments Project Limited Partnership's internal control structure and a report dated January 23,1997 on its compliance with laws and regulations.



/s/Ziner & Company, P.C.



January 23,1997

                     WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                        (a Massachusetts limited partnership)
                                     BALANCE SHEET
                                   December 31, 1996

                                                             ASSETS

CURRENT ASSETS
Cash in bank                                                                        $       1,388
Tenant accounts receivable                                       $        46,769
    Less allowance for doubtful accounts                                 (27,455)          19,314
                                                                 ---------------
Accounts receivable - HUD                                                                  74,099
Accounts receivable - Other                                                                50,000
                                                                                    -------------
                                                                                          144,801

DEPOSITS HELD IN TRUST - FUNDED
Tenant security deposits                                                                   68,837

PREPAID EXPENSES
Property insurance                                                                         67,667
Mortgage insurance                                                                         38,682
                                                                                          106,349

RESTRICTED DEPOSITS AND FUNDED RESERVES
Mortgagee escrow deposits                                                                  64,154
Reserve for replacements                                                                  560,226
Capital contributions escrow                                                              300,000
                                                                                    -------------
                                                                                          924,380

FIXED ASSETS, at cost
Land                                                                                      265,817
Buildings and improvements                                                              6,948,290
Building rehabilitation costs                                                          22,775,160
Furnishings and equipment                                                                 393,439
                                                                                    -------------
                                                                                       30,382,706
                                                                                       (8,085,841)
     Accumulated depreciation                                                          22,296,865

OTHER ASSETS
Unamortized finance fees                                                                  239,352
Deposit                                                                                     1,800
                                                                                          241,152

                                                                                   $   23,782,384

   The accompanying notes are an integral part of the financial statements.


                         WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                           (a Massachusetts limited partnership)
                                    BALANCE SHEET (continued)
                                     December 31, 1996
                           LIABILITIES AND PARTNERS CAPITAL

CURRENT LIABILITIES
Accounts payable                                                                $         177,769
Accrued interest payable                                                                   82,117
Accrued operating expenses                                                                 24,281
Mortgages payable - current portion                                                       298,669
                                                                                -----------------
                                                                                          582,836
DEPOSITS AND PREPAYMENT LIABILITIES
Tenant security deposits                                                                   57,998
Prepaid rent                                                                               33,247
                                                                                           91,245
LONG-TERM LIABILITY
Mortgages payable                                                                      13,892,416
     Less current portion                                                                (298,669)
                                                                                       13,593,747
OTHER LIABILITIES
Development fee payable                                                                   300,000
Flexible subsidy loan and accrued interest                                              6,993,285
Residual receipts notes and accrued interest                                              306,598
                                                                                -----------------
                                                                                        7,599,883
TOTAL LIABILITIES                                                                      21,867,711

PARTNERS' CAPITAL                                                                       1,914,673
                                                                                $      23,782,384

 The accompanying notes are an integral part of the financial statements.


                   WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                      (a Massachusetts limited partnership)
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        For the Year Ended December 31, 1996

CAPITAL CONTRIBUTIONS                                                               $  10,600,000
                                                                                    -------------
ACCUMULATED LOSSES
   Balance at beginning of year                                                        (7,319,537)
   Net loss for the year                                                               (1,348,388)
                                                                                       (8,667,925)
DISTRIBUTIONS
   Current year                                                                           (10,171)
   Prior years                                                                             (7,231)
                                                                                          (17,402)
ENDING PARTNERS' CAPITAL                                                              $ 1,914,673

The accompanying notes are an integral part of the financial statements.

                 U.S. Department of Housing and Urban Development
                 Office of Housing Federal Housing Commissioner
                           STATEMENT OF PROFIT AND LOSS
                     For the Year Ended December 31, 1996

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addressees.

For month /period      Project Number                 Project Name
Beginning              Ending                         Wayne Apartments Project
January 1, 1996        December 31, 1996 023-44269    Limited Partnership

Part I

Rental Income

Apartment or Member Carrying Charges (Coops)                                    $         952,045
Tenant Assistance Payments                                                      $       2,624,925
                                                                                -----------------
Total Rent Revenue Potential at 100% Occupancy                                          3,576,970
                                                                                -----------------

Vacancies

Apartments                                                                               (150,165)
                                                                                -----------------
Total Vacancies                                                                          (150,165)
                                                                                -----------------
Net Rental Revenue Less Vacancies                                                       3,426,805
Interest Income - Project Operations                                                        2,061
Income from investments - Reserves for Replacements                                        14,974
                                                                                -----------------
Total Financial Revenue                                                                    17,035
                                                                                -----------------
Other Revenue
-------------
Laundry and Vending                                                                         2,643
Other Revenue (specify)                                                                     2,035
                                                                                -----------------
Total Other Revenue                                                                         4,678
                                                                                -----------------
Total Revenue                                                                           3,448,518
                                                                                -----------------

Administrative Expenses
Other Administrative Expense                                                                4,206
Office Salaries                                                                            56,806
Office Supplies                                                                            85,007
Office or Model Apartment                                                                  22,139
Management                                                                                167,818
Manager or Superintendent Salaries                                                         89,887
Legal Expenses (Project)                                                                   66,891
Auditing Expenses (Project)                                                                 9,996

he  accompanying  notes are an integral part of the financial statements.



Limited Partnership                       023-44269

Telephone and Answering Service                                                            13,488
Bad Debts                                                                                  34,670
Miscellaneous Administrative Expenses (specify)                                             4,188
                                                                                -----------------
Total Administrative Expenses                                                             555,096
                                                                                -----------------
Fuel Oil/ Coalnse                                                                          79,591
Electricity (Light and Misc. Power)                                                        52,700
Water                                                                                     183,349
Gas                                                                                       158,206
Total Utilities Expense                                                                   473,846

Operating and Maintenance Expense
Janitor and Cleaning Supplies                                                               8,083
Janitor and Cleaning Contract                                                             108,900
Exterminating Payroll/ Contract                                                             7,237
Garbage and Trash Removal                                                                  33,796
Security Payroll/ Contract                                                                 57,222
Grounds Supplies                                                                              485
Grounds Contract                                                                           15,160
Repairs Payroll                                                                           200,056
Repairs Material                                                                           82,894
Repairs Contract                                                                           71,800
Heating/ Cooling Repairs and Maintenance                                                   46,508
Snow Removal                                                                               29,523
Decorating Payroll/ Contract                                                              123,060
Decorating Supplies                                                                         6,365
Other                                                                                      28,876
                                                                                -----------------
Total Operating and Maintenance Expenses                                                  819,965
                                                                                -----------------

Real Estate Taxes                                                                         164,903
Payroll Taxes (FICA)                                                                       41,331
Property and Liability Insurance (Hazard)                                                  96,195
Workmen's Compensation                                                                     16,024
Health Insurance and Other Employee Benefits                                               48,985
                                                                                -----------------
Total Taxes and Insurance                                                                 367,438
                                                                                -----------------

Interest on Mortgage Payable                                                              996,703
Interest on Notes Payable (Long-Term)                                                     391,064
Mortgage Insurance Premium /Service Charge                                                 70,136
Miscellaneous Financial Expenses                                                              318
                                                                                -----------------
Total Financial Expenses                                                                1,458,221
                                                                                -----------------

Total Service Expenses-Schedule Attached                                                     (220)
Total Cost of Operations Before Depreciation                                            3,674,346
                                                                                -----------------
Profit (Loss) before Depreciation                                                        (225,828)
Depreciation (Total)                                                                    1,122,560
                                                                                -----------------
Operating Profit or (Loss)                                                             (1,348,388)
                                                                                -----------------
Net Profit or (Loss)                                                                   (1,348,388)
                                                                                =================


The  accompanying  notes are an integral part of the financial statements.






Part II
1. Total principal payments required under the mortgage,
even if payments under a Workout Agreement are less or
more than those required under the mortgage                    272,524
2. Replacement Reserve deposits required by the Regulatory
Agreement or Amendments thereto, even if payments may be
temporarily suspended or waived                                 96,486





























The  accompanying  notes are an integral part of the financial statements.

                          WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                            (a Massachusetts limited partnership)
                                     STATEMENT OF CASH FLOWS
                               For the Year Ended December 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Sources
   Rental receipts                                                            $    3,301,673
   Interest receipts                                                                   2,061
   Other receipts                                                                      4,678
                                                                              --------------
                                                                                   3,308,412
Uses
   Administrative                                                                    205,815
   Management fees                                                                   143,030
   Payroll, related taxes and fringe benefits                                        446,028
   Utilities                                                                         425,226
   Operating and maintenance                                                         610,154
   Insurance                                                                          89,199
   Taxes - real estate                                                               164,903
   Interest on mortgage                                                              998,665
   Mortgage insurance premium                                                         69,437
   Other interest                                                                        318
                                                                              --------------
                                                                                   3,152,775
Cash provided by operations before other items
   Changes in mortgagee escrow deposits                                              155,637
   Changes in tenants' security deposits, net                                         21,139
   Decrease in deposits                                                               (5,230)
   Service expense                                                                       750
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                           220
                                                                              --------------
                                                                                     172,516
CASH FLOWS FROM INVESTING ACTIVITIES
   Replacement reserve payments                                                      (96,486)
   Withdrawals from replacement reserves                                             175,738
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                        79,252
                                                                              --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of interest on flexible subsidy loan                                      (10,171)
   Distributions to partners                                                         (10,171)
   Mortgage principal payments                                                      (272,524)
                                                                              --------------
     NET CASH USED BY FINANCING ACTIVITIES                                          (292,866)
                                                                              --------------

NET DECREASE IN CASH                                                                 (41,098)

CASH BALANCE AT BEGINNING OF YEAR                                                     42,486
                                                                              --------------

CASH BALANCE AT END OF YEAR                                                   $        1,388
                                                                              ==============

The  accompanying  notes  are an  integral  part of the financial statements.

                  WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                      (a Massachusetts limited partnership)
                       STATEMENT OF CASH FLOWS - continued
                       For the Year Ended December 31, 1996

RECONCILIATION OF NET LOSS TO CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (1,348,388)
Noncash items included in net loss
    Depreciation and amortization                                                   1,122,560
    Interest not payable currently                                                    391,064
    Reserve for replacement interest                                                  (14,974)
    Changes in:
      Accounts receivable and prepaid expenses                                        (54,736)
      Accounts payable and accrued expenses                                            38,362
      Prepaid rent                                                                     21,969
      Tenants' security deposits, net                                                  (5,230)
      Change in deposits                                                                  750
      Mortgagee escrow deposits                                                        21,139
                                                                                -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    172,516
                                                                                =============









The accompanying notes are an integral part of the financial statements.


                    WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                      (a Massachusetts limited partnership)
                           NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization
         Wayne Apartments Project Limited Partnership (Partnership) was organized on January 21, 1986 under the laws of the Commonwealth of
Massachusetts to operate a 349 unit complex (the "Project") in Boston, Massachusetts. Operations of the Project, including the amount of monthly rental charges, are regulated by the U. S. Department of Housing and Urban Development
(HUD). The Partnership acquired the Project from Wayne Apartments Company under a transfer of physical assets on December 27, 1988.

  Method of Accounting
         Financial records are maintained on the accrual method of accounting in conformity with generally accepted accounting principles. Financial statements are presented in the regulatory format prescribed by HUD.

  Property Depreciation and Amortization
         Building costs are being depreciated primarily on a straight line basis over the useful life of the buildings, which is estimated to be 27.5 years. Furnishings and equipment are being depreciated over 7 years using an accelerated method.
Repairs and maintenance are expensed as incurred.

         Financing costs of $349,724 are being amortized over 25 years on a straight line basis.

  Income Taxes
         No provision has been made for income taxes or related credits in the Partnership's financial statements since the results of operations are included in each partner's tax return.

  Low-Income Housing Tax Credit
         The Project is eligible for low-income housing tax credits over a ten year period which commenced in 1989 and which are calculated at approximately 4% of certain expenditures incurred in connection with the acquisition of the property and 9% of certain expenditures incurred in connection with the building rehabilitation.

         Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low-income tenants for a 15 year period. Recapture provisions of the legislation could result in a required repayment of a portion of the credits if these provisions are not met.

  Allocation of Profits and Losses
         Operating profits and losses are allocated 1% to the general partner and 99% to Boston Financial Qualified Housing Tax Credits L.P. II (investor limited partner).

  Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                             (a Massachusetts limited partnership)
                                   NOTES TO FINANCIAL STATEMENTS
                                         December 31, 1996


NOTE B - CAPITAL CONTRIBUTIONS

         On December 27, 1988, the Partnership was syndicated and the investor limited partner was admitted. Under the terms of the partnership agreement, the investor limited partner has agreed to make capital contributions totaling $10,600,000, subject to adjustment during the construction phase and initial operating years. As of December 31, 1996, $300,000 of capital contributions remain in escrow to pay the remaining development fee.

         An additional $337,500 of capital contributions will be due in 2005 but has not been recorded because the investor limited partner is not required to pay if certain conditions have not been satisfied.

NOTE C - FINANCING

         Permanent financing on the acquired assets is being provided by a mortgage which is secured by the property and is insured by HUD. This loan bears interest at the rate of 7% per annum and is payable in monthly installments of $41,203 for principal and interest until January 2015. Additional monthly remittances include escrow payments of $20,238 for real estate taxes, property insurance and mortgage insurance and payments of $2,210 to fund reserve for replacements. As of December 31, 1996, the outstanding balance amounted to $5,064,101.

         HUD is assisting the project by making monthly interest reduction payments directly to the mortgagee in the amount of $26,510. The project received subsidies of $318,183 during 1996.

         Financing for the completed rehabilitation program is in the form of a HUD insured mortgage under the Section 241 program, and is being amortized over a 25 year period. This loan bears interest at the rate of 10.75% per annum. Installments of $91,245 for principal and interest are due monthly through November 2015. Additional monthly remittances include $3,301 to fund a mortgage insurance escrow and $5,831 to fund reserve for replacements. As of December 31, 1996, the outstanding balance amounted to $8,828,315.

         Additional financing for the completed rehabilitation program has been provided by HUD in the form of a flexible subsidy loan of $4,195,287. This loan bears simple interest at the rate of 9.25% per annum. Payments of principal and interest shall be made only to the extent the Project has surplus cash. The note matures on the earlier of November 2015 or upon sale, foreclosure, refinancing, and assignment or disposition of the project, at which time the entire principal and accrued interest is due. As of December 31, 1996, interest of $2,797,998 has accrued on this loan, including $388,064 in 1996.

         HUD loaned $300,000 to the project in 1985 to pay for delinquent utility charges. This loan is evidenced by a residual receipts note which bears interest at 1% per annum. Accrued interest and principal on this note are payable from surplus cash, as defined by HUD, prior to distributions to the partners. The entire principal balance, plus any accrued interest, is due upon refinancing or maturity of the mortgage note, or upon the sale, foreclosure, or any disposition of the project. The note stipulates that no interest deduction may be claimed for income tax purposes until the amounts are actually paid. During 1996, interest of $10,171 was paid from annual distributions. As of December 31, 1996, accrued interest of $6,598 is outstanding, including $3,000 expensed in 1996.

                       WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                        (a Massachusetts limited partnership)
                             NOTES TO FINANCIAL STATEMENTS
                                   December 31, 1996

NOTE C - FINANCING (continued)

         Annual maturities of long-term debt for the ensuing five years are summarized as follows:

                             1997                                  $298,669
                             1998                                   326,495
                             1999                                   357,036
                             2000                                   390,569
                             2001                                   426,957

         Subject to HUD regulations, the Partnership is limited to a maximum annual distribution of $156,607, which is 6% of the Partnership's initial investment as determined by HUD. During 1996, cash distributions of $10,171 were paid. As of December 31, 1996, the Partnership has cumulative unpaid distributions totaling $922,240 and the Project had no surplus cash.

NOTE D - RENTAL REVENUE

         Tenants' rents are being subsidized by HUD under its Section 8 Housing Assistance Payments program. This program restricts assistance to those tenants who qualify by meeting certain HUD established criteria, including maximum income limitations. The assistance contract obligates HUD to provide rent subsidies through 2005.

         During 1996, the project had vacancies of $150,165. In accordance with HUD regulations, the project is entitled to be partially reimbursed for vacancies for a period up to two months after a unit becomes vacant. Management has estimated such reimbursements related to 1996 vacancy losses to be $60,000 for which a receivable has been recorded in these financial statements. As of December 31, 1996, application for reimbursement of vacancies has not been filed with HUD and such application when filed is subject to adjustment by HUD. Actual reimbursement could differ from estimated amount.

         As of December 31, 1996, the Partnership is owed funding of $50,000 for services provided in connection with the Drug Elimination Program.

NOTE E - OBLIGATIONS OF THE GENERAL PARTNER

         Should the Partnership require funds after the rehabilitation period for any project expenses, the general partner is obligated to lend the required funds up to a maximum of $1,500,000.

NOTE F - RELATED PARTY TRANSACTIONS

         For its services in connection with the completed rehabilitation of the Project, the developer, an affiliate of the general partner, has earned development fees of which $300,000 remains payable at December 31, 1996. Unpaid development fees may be paid from proceeds of the capital contribution escrow once certain conditions are met.

         Management services have been provided by an affiliate of the general partner at a fee of 5% of net collected income. During 1996, $167,818 was incurred for such services. Additional amounts have been paid to reimburse payroll, in-house legal counsel, and certain other office costs. As of December 31, 1996, this affiliate is owed $13,802 for management services and $31,849 for reimbursable expenses.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


To the Partners of
Wayne Apartments Project Limited
 Partnership

         Our report on our audit of the basic financial statements of Wayne Apartments Project Limited Partnership for 1996 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. HUD Supporting Data is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Ziner & Company, P.C.


January 23,1997

                  WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                      (a Massachusetts limited partnership)
                         SUPPORTING DATA REQUIRED BY HUD
                                 December 31, 1996


                                                       Number                   Amount
DELINQUENT TENANT ACCOUNTS RECEIVABLE                 of Tenants               Past Due

  Delinquent - 30 days and under                         89                     $ 15,367
             - 31-60 days                                12                        4,095
             - 61-90 days                                 6                        2,132
             - over 90 days                              31                       25,175
                                                                                ---------
                                                                                $ 46,769


SCHEDULE OF ACCOUNTS RECEIVABLE - OTHER

 Drug elimination program funding                                 $ 50,000
                                                                                                              ========

MORTGAGEE ESCROW DEPOSITS
  Estimated amount required for
   future payment of:
    City, state and county taxes                                   $ 27,444
    Mortgage insurance                                               34,286
    Property insurance                                               10,718
                                                                   ---------
                                                                     72,448

  Amount confirmed by mortgagee                                      64,154

  Amount of estimated requirements in excess of amount on deposit  $ (8,294)
                                                                                                              ========


TENANT SECURITY DEPOSITS
  Tenant security deposits are held in a separate bank account in the name of the project.


RESERVE FOR REPLACEMENTS
  In accordance with the provisions of the regulatory agreements, restricted cash is held by Chemical Bank and Continental Wingate Associates to be used for replacement of property with the approval of HUD as follows:

     Balance, January 1, 1996                                                                                 $624,504
     Monthly deposits ($5830.66 x 10) ($80.66 x 1) ($11,580.66 x 1)($2,210 x 12)                                96,486
     Interest earned                                                                                            14,974
     Withdrawals                                                                                              (175,738)
                                                                                                             ---------

     Balance, December 31, 1996 - confirmed by mortgagees                                                     $560,226
                                                                                                              ========


               WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                   (a Massachusetts limited partnership)
             SUPPORTING DATA REQUIRED BY HUD - continued
                            December 31, 1996



SCHEDULE OF ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)              NONE

SCHEDULE OF ACCRUED TAXES                                              NONE


SCHEDULE OF NOTES PAYABLE - OTHER THAN MORTGAGES                       NONE
                                                                       ====


COMPENSATION OF PARTNERS
  No compensation was paid to the partners from operating funds in 1996.

LISTING OF IDENTITY OF INTEREST COMPANIES AND ACTIVITIES DOING BUSINESS WITH
OWNER

                                                                                                           Amount
   Company Name                                        Type of Service                                    Received

Cruz Management Company                                Management fees                                        $143,030

Cruz Management Company                                Payroll reimbursement                                   446,028

Cruz Management Company                                Reimbursement for central
                                                       office, maintenance, and
                                                       other costs                                             209,051

                                                           $798,109

UNAUTHORIZED DISTRIBUTIONS
  There were no unauthorized distributions paid in 1996.

OTHER OPERATING AND MAINTENANCE EXPENSES

  Motor vehicle repairs                                                                                       $ 28,876
                                                                                                              ========

                    WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                       (a Massachusetts limited partnership)
                     SUPPORTING DATA REQUIRED BY HUD - continued
                                 December 31, 1996


DRUG ELIMINATION PROGRAM

 Program funding                                                                                              $ 50,000
                                                                                                              --------

  Office expenses
    Office supplies                                                                                              5,150
     Miscellaneous                                                                                               1,209
                                                                                                                 6,359

  Program
    Social activities                                                                                            9,145

  Program coordinator
    Salary, payroll taxes and benefits                                                                          34,276

    Total program costs                                                                                         49,780

  Program funding in excess of costs                                                                         $     220
                                                                                                             =========


Ziner & Company, P.C.
7 Winthrop Square
Boston, MA  02110
617-542-8880
Fed. I.D. #04-3174717
Lead Auditor:  Robert P. Langley

Computation of Surplus Cash,             U.S. Department of Housing
Distributions and Residual               and Urban Development
Receipts                                 Office of Housing
                                         Federal Housing Commissioner

Project Name               Fiscal Period Ended                    Project Number
Wayne Apartments Project
Limited Partnesrhip        December 31, 1996                    023-44269

Part A Compute Surplus Cash

Cash                                                                             70,225
Tenant subsidy vouchers due for period covered by financial statements           14,099
                                                                                 ------
   (a) Total Cash                                                                84,324

Accrued mortgage interest payable                                                82,177
Accounts payable (due within 30days)                                            177,769
Deficient Tax Insurance or MIP  Escrow deposits                                   8,294
Accrued expenses (not escrowed)                                                  24,281
Prepaid rents                                                                    33,247
Tenant security deposits liability                                               57,998
                                                                                 ------
   (b) Less Total Current Obligations                                           383,766
   (c) Surplus Cash (Deficiency) (Line (a)minus Line (b))                      (299,442)

Part B - Compute Distributions To Owners and Required Deposit To Residual
         Receipts

1 Surplus cash

2A  Annual Distribution Earned During Fiscal Period
Covered by the Statement                                                        156,607
2B  Distribution Accrued and Unpaid as of the End
of the Prior Fiscal Period                                                      775,804
2C  Distributions Paid During Fiscal Period Covered by
Statement                                                                       (10,171)
                                                                           ------------
3  Amount to be Carried on Balance Sheet as Distribution
Earned but Unpaid (Line 2A plus 2B minus 2C)                                    922,240
                                                                           ============


                  WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                      (a Massachusetts limited partnership)
                   SUPPORTING DATA REQUIRED BY HUD - continued
                                December 31, 1996


SCHEDULE OF CHANGES IN FIXED ASSET ACCOUNTS


                                              Assets                                   Depreciation Reserve


                                                                                                                      Carrying
               Balance                           Balance       Balance                              Balance           Value at
               January 1,                      December 31,   January 1,                          December 31,      December 31,
Fixed Assets     1996     Additions  Deductions   1996           1996      Additions  Deductions     1996                1996
------------  -----------  --------- ---------- ------------  ------------ ---------  ----------  -------------     ------------


Land          $ 265,817    $    0     $    0  $   265,817   $        0    $        0  $    0      $          0    $      265,817

Buildings
and
improvements 29,723,450         0          0   29,723,450    6,622,384     1,080,853       0         7,703,237        22,020,213

Furnishings
   and
 equipment      393,439         0          0      393,439      354,886        27,718       0           382,604            10,835
            --------------   -------  -------    ---------  ------------  -----------    -------     ------------     -------------


Totals      $30,382,706    $    0     $    0  $30,382,706   $6,977,270    $1,108,571  $    0        $8,085,841       $22,296,865
            ===========    ======     ======   ===========  ==========     ==========   ======      ==========        ===========

                WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                    (a Massachusetts limited partnership)
                 SUPPORTING DATA REQUIRED BY HUD - continued
                             December 31, 1996

SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

A.       Funds Held by Mortgagor, Regular Operating Account:

                 Bank of Boston (Checking)              (1)     $   1,288
                  U. S. Trust                                         100
                                                               -----------
                                                                $   1,388

B.       Funds Held by Mortgagor in Trust, Tenant Security Deposit:
               Boston Bank of Commerce (Savings, 2.65%)     (1)   68,837

                                                                ---------

         Funds Held by Mortgagor, TOTAL                         $ 70,225
                                                                                                              ========


C.       Funds Held By Mortgagee I, (Chemical Mortgage Company) in Trust:

         1.       Tax, Insurance and MIP escrow              (1)      $ 57,042
         2.       Reserve Fund for Replacements:
                  Money Market                               (1)        84,063


         Funds Held by Mortgagee II, (Continental Wingate Associates) in Trust:

         1.       MIP escrow                                 (1)         7,112
         2.       Reserve Fund for Replacements:
                           U. S. Treasury Fund               (1)       476,163
                                                                                                             ---------


         Funds Held by Mortgagees, TOTAL                              $624,380


         TOTAL FUNDS HELD IN FINANCIAL INSTITUTIONS                   $694,605
                                                                                                              ========



(1)      Balances confirmed

                         INDEPENDENT AUDITORS' REPORT ON
                           INTERNAL CONTROL STRUCTURE


To the Partners of
Wayne Apartments Project Limited Partnership


         We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1996, and have issued our report thereon dated January 23,1997. We have also audited Wayne Apartments Project Limited Partnership=s compliance with requirements applicable to major HUD-assisted programs and have issued our reports thereon dated January 23,1997.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U. S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Wayne Apartments Project Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

         The management of the Project is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

         In planning and performing our audit we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they have been placed in operation and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the Partnership's basic financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal structure.

         For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories:

         Accounting Applications

                  .        Cash Receipts/Revenue
                  .        Purchases/Cash Disbursements
                  .        General Ledger
                  .        External Financial Reporting

         Specific Compliance Requirements

                  .        Federal Financial Reports
                  .        Affirmative Fair Housing
                  .        Mortgage Status
                  .        Replacement Reserve
                  .        Residual Receipts
                  .        Security Deposits
                  .        Cash Receipts
                  .        Cash Disbursements
                  .        Tenant Application, Eligibility, and Recertification
                  .        Management Functions
                  .        Distributions to Owners

         We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policies and procedures. Accordingly, we do not express such an opinion.

         We noted certain matters involving the internal control structure and its operation that we considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants.
Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgement, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with management=s assertions in the financial statements or to administer HUD-assisted programs in accordance with applicable laws and regulations.

         The auditee did not submit vacancy claims to HUD in 1996.

         A material weakness is a reportable condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, we noted the following matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above. This condition, as noted previously also as a reportable condition, and was considered in determining the nature, timing and extent of the procedures performed in our audit of the financial statements of Wayne Apartments Project Limited Partnership for the year ended December 31, 1996.

         This report is intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Ziner & Company, P.C.

January 23,1997

                          INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                          BASED ON AN AUDIT OF FINANCIAL STATEMENTS


To the Partners of
Wayne Apartments Project Limited Partnership


         We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1996, and have issued our report thereon dated January 23,1997.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

         Compliance with laws, regulations, contracts and grants applicable to the Project is the responsibility of the Project's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatements, we performed tests of the Project's compliance with certain provisions of laws, regulations, contracts and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions.
Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

         This report is intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/Ziner & Company, P.C.


January 23, 1997

                          INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                             SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR
                                               HUD PROGRAMS


To the Partners of
Wayne Apartments Project Limited Partnership

         We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1996, and have issued our report thereon dated January 23,1997.

         We have also audited the Partnership's compliance with the specific program requirements governing federal financial reports, affirmative fair housing, mortgage status, replacement reserves, residual receipts, security deposits, cash receipts, cash disbursements, management functions, distribution to owners and tenant application, eligibility and recertification that are applicable to its major HUD-assisted program for the year ended December 31, 1996. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U. S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

         The results of our audit procedures disclosed a material instance of noncompliance with the requirements referred to in the second paragraph of this report that are described in the Auditors' Comments on Audit Resolution Matters Relating to HUD Programs. We considered this instance of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

         In our opinion, except for the instance of noncompliance referred to in the fourth paragraph of this report and identified in the Auditors' Comments on Audit Resolution Matters Relating to HUD Programs, the Partnership complied, in all material respects, with the requirements referred to in the second paragraph that are applicable to its major HUD assisted program for the year ended December 31, 1996.

         This report is intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited. /s/Ziner & Company, P.C.
January 23,1997

                          INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                                 SPECIFIC REQUIREMENTS APPLICABLE
                                     TO AFFIRMATIVE FAIR HOUSING


To the Partners of
Wayne Apartments Project Limited Partnership


         We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1996, and have issued our report thereon dated January 23,1997.

         We have also applied procedures to test Wayne Apartments Project Limited Partnership=s compliance with the Affirmative Fair Housing requirements applicable to its HUD assisted programs for the year ended December 31, 1996.

         Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the U. S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Wayne Apartments Project Limited Partnership=s compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

         The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

         This report is intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Ziner & Company, P.C.



January 23,1997

                     WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                       SCHEDULE OF AUDITORS' COMMENTS ON AUDIT
                     RESOLUTION MATTERS RELATING TO HUD PROGRAMS
                      For the Year Ended December 31, 1996


         The following are findings from the December 31, 1995 Schedule Findings and Questioned Costs.

Finding #1
         During the year, the auditee maintained cash in excess of FDIC insured $100,000 limit.

Status
         Cash balances are now maintained below the $100,000 FDIC limit.


Finding #2
         The auditee did not submit HUD claims for vacancy losses in 1995.

Status
         The auditee did not submit claims for 1995 or 1996 vacancy losses. However, the auditee is currently in the process of preparing applications for 1996 vacancy loss claims.

                 WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                     (a Massachusetts limited partnership)
                              December 31, 1996




                    MANAGEMENT AGENT'S CERTIFICATE



         We hereby certify that we have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited

Partnership (Project No. 023-44269)and, to the best of our knowledge and belief,

the same is complete and accurate.









/s/Michael Rich                                                     2/28/97
 Michael Rich, Controller                                             Date
 Cruz Management Company, Inc.

                  WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                     (a Massachusetts limited partnership)
                          December 31, 1996




                     MORTGAGOR'S CERTIFICATE



     I hereby certify that I have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited Partnership

(Project No. 023-44269) and, to the best of my knowledge and belief, the same is complete and accurate.












/s/John B. Cruz, Jr                                            2/28/97
John B. Cruz, Jr.                                               (Date)
  Vice president of Gemini Housing Corporation


    Partnership Federal
    Identification Number   04-3053950

                       SNAPFINGER CRESTE APARTMENTS, L.P.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                       SNAPFINGER CRESTE APARTMENTS, L.P.




                                TABLE OF CONTENTS



                                                                          PAGE

Independent auditor's report                                                1


Financial statements:


         Balance sheet                                                      2


         Statement of changes in partners' equity (deficit)                 3


         Statement of operations                                            4


         Statement of cash flows                                          5 - 6


         Notes to financial statements                                    7 - 11


         Supplemental information                                        12 - 13

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Snapfinger Creste Apartments, L.P.



We have audited the accompanying balance sheet of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1996, and the related statements of changes in partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership has been in default of its mortgage loan agreement with its lender since March of 1996 when the Partnership ceased making its monthly mortgage payment and required escrow deposits. The Partnership and the lender have been in negotiation regarding various workout arrangements; however, at this time no agreement has been reached and there is substantial doubt about the Partnership's ability to continue as going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAPFINGER CRESTE APARTMENTS, L.P., as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 21, 1997

                       SNAPFINGER CRESTE APARTMENTS, L.P.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS


Current assets
     Cash                                                                                           $     118,103
     Tenant rent receivable                                                                                14,549
                                                                                                     ------------

          Total current assets                                                                            132,652

Deposits held in trust
     Tenant security deposits                                                                              12,086


Restricted deposits and funded reserves
     Operating reserve escrow                                                                             414,118


Rental property and equipment, at cost
     Land                                                                                                 697,877
     Building                                                                                           9,791,801
     Equipment                                                                                             20,635
     Furniture                                                                                             18,790
                                                                                                    -------------
                                                                                                       10,529,103
     Accumulated depreciation                                                                        [  2,807,286]

                                                                                                       7,721,817
Other assets
     Deferred financing costs, net of
         accumulated amortization of $45,419                                                              23,036
     Compliance monitoring fee, net of
         accumulated amortization of $4,725                                                               14,175
                                                                                                    ------------

                                                                                                          37,211


                                                                                                    $  8,317,884

                   See auditors' report and accompanying notes









                  LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT


Current liabilities

      Accounts payable                                                                             $       8,898
      Accrued mortgage interest                                                                          470,325
      Advance from mortgage lender                                                                       187,868
      Current portion of mortgage note including
           accrued late payment fees of $32,191                                                          167,972
      Current portion of note payable                                                                      3,780
                                                                                                    ------------

           Total current liabilities                                                                     838,843




Deposits and prepayment liabilities
      Tenant security deposits                                                                            15,883
      Deferred rent                                                                                       22,955
                                                                                                     -----------

                                                                                                          38,838


Other liabilities
      Mortgage note payable, net of current portion                                                    7,271,999
      Note payable, net of current portion                                                                 3,780
      Accrued acquisition price                                                                          159,639
      Project expense loans                                                                               25,900
                                                                                                     -----------

                                                                                                       7,461,318


Partners' accumulated deficit                                                                       [     21,115]


                                                                                                     $ 8,317,884


                   See auditors' report and accompanying notes


                            SNAPFINGER CRESTE APARTMENTS, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
                            FOR THE YEAR ENDED DECEMBER 31, 1996






                                                   General            Limited
                                                  Partners            Partners          Total


Partners' equity [deficit], beginning
     of year                                     $[580,868]        $ 1,205,206           $ 624,338






Net loss                                          [  6,455]        [   638,998]           [645,453]





Partners' equity [deficit], end
     of year                                     $[587,323]        $   566,208          $[  21,115]
                                                   =======           =========            =========


                   See auditors' report and accompanying notes



                       SNAPFINGER CRESTE APARTMENTS, L.P.
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996






Revenues

      Gross rent potential                                                                          $ 1,713,792
      Vacancies, concessions and uncollectible rent                                                   1,024,159


         Rental revenues less vacancies                                                                 689,633


      Other revenue           110,154


                                                                                                        799,787


Expenses
      Administrative       82,326
      Management fees 19,462
      Utilities                                                                                          80,628
      Operating and maintenance                                                                         150,162
      Real estate taxes    92,298
      Other taxes and insurance                                                                          34,665
      Mortgage interest    600,793
      Late payment charges 32,191
      Depreciation and amortization                                                                     366,833

                                                                                                      1,459,358


                                                                                                    [   659,571]

Other income
      Interest income          14,118


           Net loss                                                                                $[   645,453]


                   See auditors' report and accompanying notes


                       SNAPFINGER CRESTE APARTMENTS, L.P.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996




Cash flows from operating activities Revenues:

      Rental receipts                                                                                  $ 692,383
      Other receipts                                                                                     110,154
      Interest receipts                                                                                   14,118

                                                                                                         816,655


Expenses:
      Administrative        44,466
      Management fees 25,961
      Utilities                                                                                           83,903
      Operating and maintenance                                                                          142,337
      Real estate taxes    78,104
      Other taxes and insurance                                                                           34,665
      Salaries and wages   79,393
      Mortgage interest     181,627

                                                                                                         670,456

           Net cash provided by operating activities                                                     146,199
                                                                                                         -------



Cash flows from investing activities
      Increase in tenant security deposits                                                             [   7,125]
      Increase in operating reserve escrow                                                             [  14,118]

           Net cash used by investing activities                                                       [  21,243]

Cash flows from financing activities
      Principal payments on mortgage note                                                              [  22,377]


                Net increase in cash                                                                     102,579

Cash, beginning of year      15,524

                Cash, end of year                                                                      $ 118,103
                                                                                                         =======


                   See auditors' report and accompanying notes



                       SNAPFINGER CRESTE APARTMENTS, L.P.
                       STATEMENT OF CASH FLOWS [CONTINUED]
                      FOR THE YEAR ENDED DECEMBER 31, 1996





Reconciliation of net loss to net cash provided by operating activities:

         Net loss                                                                                      $[645,453]
                                                                                                         -------
         Adjustments to reconcile net loss to net
              cash provided by operating activities:
                  Amortization                                                                             7,280
                  Depreciation                                                                           359,553
                  Increase in tenant rent receivable                                                     [ 1,305]
                  Decrease in accounts payable                                                          [ 51,326]
                  Increase in accrued mortgage interest                                                  419,166
                  Increase in advance from mortgage lender                                                14,194
                  Increase in accrued late payment fees                                                   32,191
                  Decrease in accrued management fees                                                   [  6,499]
                  Increase in deferred rent                                                               18,398
                                                                                                        --------


                      Total adjustments                                                                  791,652

                           Net cash provided by operating activities                                   $ 146,199
                                                                                                         =======


                       SNAPFINGER CRESTE APARTMENTS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The partnership was organized as a limited partnership under the laws of the state of Georgia during December of 1988. The partnership was formed to develop, construct, own, maintain and operate a rental housing project of 210 units located in Atlanta, Georgia. The Project is operating under the name of Snapfinger Creste Apartments.

      The following significant accounting policies have been followed in the preparation of the financial statements:

      a.    Basis of Accounting:

            The financial statements of the partnership are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

      b.    Tenant Rent Receivables:

            Management considers tenant rent receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. Uncollectible rent receivables are charged to operations upon management's determination that collection of the receivable is unlikely.

      c.    Depreciation and Capitalization:

            Rental property and equipment have been recorded at cost. Depreciation has been provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of twenty-eight years for real property and five years for personal property primarily by use of the straight-line method for financial reporting. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

      d.    Amortization:

            Permanent loan costs consist of fees for obtaining the permanent mortgage and are amortized over the 10-year term of the note using the straight-line method. Compliance monitoring fees consist of a fee paid to the Georgia Housing and Finance Authority to oversee compliance by the project with the requirements of the low-income housing tax credit program and are amortized over the remaining 12 year term of the tax credit compliance period.

      e.    Rental Income:

            Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are short-term operating leases.

                           SNAPFINGER CRESTE APARTMENTS, L.P.
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DECEMBER 31, 1996




A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]

      f.    Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosures.

      g.    Income Taxes:

            Income or loss and credits of the partnership will be allocated 1% to the general partners and 99% to the Investor Limited Partners. No income tax provision has been included in the financial statements since income or loss of the partnership is required to be reported by the respective partners on their income tax returns.

            The adjustment of book basis loss to tax basis loss for the year ended December 31, 1996 is summarized as follows:

                  Net loss as shown by financial statements                                             $645,453

                  Items decreasing loss
                        Amortization of acquisition price
                              not deductible for tax purposes                                             37,218

                  Net loss as shown by the tax return                                                   $608,235
                                                                                                         =======


B.    PERMANENT OPERATING RESERVE:

      Pursuant to its operating deficit agreement, the Partnership deposited $400,000 into a permanent operating reserve fund on December 19, 1995. The funds are to be held in escrow on behalf of the investor limited partner who holds a first security interest. The operating deficit agreement restricts the release of these funds and requires specific authorization of the investor limited partner prior to any release of funds from the reserve. The activity in the reserve fund for the year ended December 31, 1996 is as follows:

            Balance, January 1, 1996                                                                   $ 400,000
            Add:     Interest earned                                                                      14,118
                                                                                                        --------

            Balance, December 31, 1996                                                                 $ 414,118
                                                                                                         =======

                       SNAPFINGER CRESTE APARTMENTS, L.P.
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DECEMBER 31, 1996


C.    MORTGAGE NOTE PAYABLE:

      The mortgage note payable in the original amount of $7,600,000 is collateralized by a deed of trust on the rental property. The original note had a term of ten years with final maturity date of May 1, 2000. For the initial five years of the loan term, according to the original terms, payments were due and payable monthly in the amount of $66,695, based on a pay rate of 10% with a thirty-year amortization period. The mortgage rate was accruing at a rate of 3.5% above the rate established for United States Treasury Bills with thirteen-week maturities and included upper and lower limits, which resulted in negative amortization on the mortgage. On May 29, 1992, the mortgage note payable was modified with the Resolution Trust Corporation, Conservator of Investors Federal Savings Bank. In September 1992, the Resolution Trust Corporation reassigned the mortgage to a REMIC trust with Banker Trust as trustee for the certificate holders.

      Pursuant to the terms of the loan modification, the original principal amount of $7,600,000 was increased to $7,670,093 and bears interest at 8% per annum. Principal and interest are payable by the partnership in monthly installments of $56,280 commencing on April 1, 1992 based on a 360-month amortization with all unpaid principal due at the maturity of the note on November 1, 1999.

      The partnership has been in default of the mortgage loan agreement since March of 1996, when the partnership ceased making its monthly mortgage payment and required escrow deposits. The partnership has been negotiating with its lender regarding various workout arrangements; however, at this time, the parties have not reached an agreement. As of December 31, 1996, the Partnership owes past due principal payments of $55,466 along with past due interest of $470,325 and late payment penalties of $32,191.

      The liability of the partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

      The aggregate of the mortgage note payable to the mortgagee is as follows:

                                                                    Amount

                  Current___
                  Past due                               $     55,466
                  1997                                         80,315
                                                          -----------
                                                                            $   135,781
                Long-term
                  1998                                         88,811
                  1999                                      7,183,188
                                                            ---------
                                                                              7,271,999

                                                                             $7,407,780


                       SNAPFINGER CRESTE APARTMENTS, L.P.
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DECEMBER 31, 1996



D.    NOTE PAYABLE:

      The note payable in the original amount of $18,900 is payable to the Georgia Housing and Finance Authority. The note bears no interest and is payable in annual installments of $3,780 until April 15, 1998.

      The note payable matures as follows:



                                                                    Amount
         Current
           1997                                                   $ 3,780

         Long-term
           1998                                                     3,780
                                                                    -----
                                                                   $7,560

E.    ADVANCE FROM MORTGAGE LENDER:

      The mortgage lender has funded $187,868 of real estate taxes for 1992, 1993 and 1996 on behalf of the partnership. The partnership is required to make monthly payments of $24,730.58 to the mortgage lender until the balance is settled. However, no payment has been made since April 1996.

F.    PROJECT EXPENSE LOANS:

      The general partners have advanced the partnership $25,900 as of December 31, 1996 to fund operating deficits of the partnership. These advances are to be paid by future operations or from sale or refinancing of the project.

G.    LOW INCOME HOUSING TAX CREDITS:

      The partnership has received an allocation of low-income housing tax credits for the Project of $7,878,570 from the Georgia Housing and Finance Authority to be claimed over a ten-year period beginning upon rent-up of the units with eligible tenants. The partnership has received the annual allocation of $787,857 pursuant to Internal Revenue Code Section 42[a]. The annual credit amount is contingent upon the Project maintaining a qualified basis of $8,545,092 and complying with certain requirements regarding tenant eligibility, rent charges and operating methods. The partnership has claimed cumulative credits of $5,117,928 as of December 31, 1996.

      The partnership agreement has special provisions that will apply, should the Project fail to qualify for all or a portion of the credit allocation or fail to comply with eligibility requirements during the compliance period of fifteen years.

                       SNAPFINGER CRESTE APARTMENTS, L.P.
                    NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                DECEMBER 31, 1996





H.    RELATED PARTY TRANSACTIONS:

      The project was managed by Pointe Properties, Inc. d/b/a MPS, Inc., a wholly-owned subsidiary of Sanbury Corporation through June 19, 1996. Stockholders of Sanbury Corporation are the general partners of the partnership. Management fees of 4% of gross receipts were not charged to the property. Pointe Properties, Inc. also advanced the project $8,394 to cover operating shortfalls that was forgiven during the year.

I.    COMMITMENTS AND CONTINGENCIES:

      The project has contracted with Hediger Enterprises, Inc. to manage the property subsequent to June 19, 1996. Management fees of 5% of gross receipts totalling $19,462 were incurred for these services for the year ended December 31,1996.

J.    GOING CONCERN UNCERTAINTY:

      As reflected in the accompanying financial statements, the partnership is in default of its mortgage loan agreement with its lender since March of 1996. At this time, the partnership has been negotiating with its lender regarding various workout arrangements; however, the parties have not reached an agreement. Based upon the partnership's continued operating deficits and its inability to reach an agreement with its lender, there is substantial doubt about the partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            SUPPLEMENTAL INFORMATION

                              See auditors' report


                       SNAPFINGER CRESTE APARTMENTS, L.P.
                            SUPPLEMENTAL INFORMATION
                             SCHEDULE OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996






Gross rent potential                                                                                $1,713,792


Vacancies, concessions, and uncollectible rent
      Vacancies                                                                     $746,925
      Bad debts/uncollectible rent                                                    78,858
      Rent concessions                                                               198,376

                                                                                                     1,024,159

                                                                                                       689,633



Other revenue
      Laundry and vending income                                                      297
      NSF and late charges                                                         14,547
      Security deposit forfeit                                                      1,611
      Forgiveness of debt                                                           8,394
      Interest income                                                              14,118
      Other revenue                                                                85,305
                                                                                                       124,272

           Net revenues                                                                                813,905


Administrative expenses
      Advertising                                                                   2,010
      Other renting expenses                                                        6,345
      Office salaries                                                              35,755
      Office supplies                                                               2,524
      Management fee                                                               19,462
      Manger rent free uni                                                         14,343
      Legal expense                                                                12,518
      Auditing expense                                                              5,000
      Telephone                                                                     3,831
                                                                                    -------

                                                                                                       101,788


                              See auditors' report


                       SNAPFINGER CRESTE APARTMENTS, L.P.
                      SUPPLEMENTAL INFORMATION [CONTINUED]
                       SCHEDULE OF OPERATIONS [CONTINUED]
                      FOR THE YEAR ENDED DECEMBER 31, 1996



Utilities

      Electricity                                                              $   27,264
      Water and sewer                                                              29,485
      Gas                                                                          23,879
                                                                                 --------
                                                                                                        80,628

Operating and maintenance expenses
      Cable                                                                         1,214
      Security contract                                                             1,797
      Fire protection                                                               1,231
      Ground contract                                                               7,100
      Repairs payroll                                                              43,638
      Repairs material                                                             27,593
      Repairs contract                                                             45,469
      Exterminating                                                                 3,510
      Garbage and trash removal                                                    18,610
                                                                                                       150,162


Taxes and insurance expenses
      Real estate taxes                                                            92,298
      Payroll taxes                                                                 7,866
      Property and liability insurance                                             19,004
      Worker's compensation insurance                                               4,726
      Health insurance                                                              3,069

                                                                                                       126,963


Financial expenses
      Interest on mortgage                                                        600,793
      Late charges                                                                 32,191

                                                                                                       632,984

Depreciation and amortization
      Depreciation                                                                359,553
      Amortization                                                                  7,280
                                                                                                       366,833

      Total expenses                                                                                 1,459,358

           Net loss                                                                                $[  645,453]
