Form 10-Q
period 1997-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1997-08-13
CIK 830997

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended June 30, 1997
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,


/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



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

For the quarterly period ended June 30, 1997
                               --------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                  to
                              -----------------    --------------------

For Quarter Ended  June 30, 1997       Commission file number    0-17777
                  ----------------                            ---------------

     Boston  Financial Qualified Housing Tax Credits L.P. II
         (Exact name of registrant as specified in its charter)


            Delaware                                   04-3002607
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Combined Balance Sheets - June 30, 1997 (Unaudited)
           and March 31, 1997                                                1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1997 and 1996                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1997            3

         Combined Statements of Cash Flows (Unaudited) -
           For the Three Months Ended June 30, 1997 and 1996                 4

         Notes to Combined Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

PART II - OTHER INFORMATION

Items 1-6                                                                   12

SIGNATURE                                                                   13

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS

                                                                       June 30,               March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                          $     332,382             $    318,451
Marketable securities, at fair value                                   1,243,763                1,319,499
Accounts receivable                                                       99,971                  100,572
Tenant security deposits                                                  32,574                   30,976
Investments in Local Limited Partnerships (Note 1)                     7,865,251                8,506,576
Rental property at cost, net of accumulated depreciation              12,151,137               12,293,738
Mortgagee escrow deposits                                                156,212                  139,547
Operating reserves                                                       312,353                  337,353
Replacement reserves                                                      81,250                   74,617
Deferred fees (net of accumulated amortization
   of $153,741 and $147,413, respectively)                               330,891                  337,219
Other assets                                                             116,788                   94,462
                                                                   -------------             ------------
     Total Assets                                                  $  22,722,572             $ 23,553,010
                                                                   =============             ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $  11,261,215             $ 11,271,738
Note payable                                                               9,800                    9,800
Accounts payable to affiliates                                           310,993                  251,522
Accounts payable and accrued expenses                                    276,305                  269,009
Accrued interest payable                                                  66,993                   38,128
Security deposits payable                                                 51,560                   51,413
                                                                   -------------             ------------
     Total Liabilities                                                11,976,866               11,891,610
                                                                   -------------             ------------

Minority interests in Local Limited Partnerships                        (151,430)                (149,588)
                                                                   -------------             ------------

Commitments

General, Initial and Investor Limited Partners' Equity                10,895,568               11,811,938
Net unrealized gains (losses) on marketable securities                     1,568                     (950)
                                                                   -------------             ------------
   Total Partners' Equity                                             10,897,136               11,810,988
                                                                   -------------             ------------
   Total Liabilities and Partners' Equity                          $  22,722,572             $ 23,553,010
                                                                   =============             ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                          1997                    1996
                                                                     --------------           --------
Revenue:
   Rental                                                            $      444,719           $     186,532
   Investment                                                                29,667                  29,020
   Other                                                                      4,062                  53,377
                                                                         ----------              ----------
        Total Revenue                                                       478,448                 268,929
                                                                     --------------           -------------

Expenses:
   Asset management fees, related party                                      69,901                  67,668
   General and administrative (includes reimbursements
     to an affiliate of $37,110 and $30,134, respectively)                   64,937                  58,858
   Rental operations, exclusive of depreciation                             241,107                  90,231
   Property management fees, related party                                   19,880                   9,880
   Interest                                                                 222,093                 124,398
   Depreciation                                                             142,601                  69,772
   Amortization                                                              37,266                  37,074
                                                                     --------------           -------------
        Total Expenses                                                      797,785                 457,881
                                                                     --------------           -------------

Loss before equity in losses of
   Local Limited Partnerships                                              (319,337)               (188,952)

Minority interests in loss of
   Local Limited Partnerships                                                 1,842                   1,044

Equity in losses of Local Limited
   Partnerships                                                            (598,875)             (1,129,213)
                                                                     --------------           -------------

Net Loss                                                             $     (916,370)          $  (1,317,121)
                                                                     ==============           =============

Net Loss allocated:
   To General Partners                                               $       (9,164)          $     (13,171)
   To Limited Partners                                                     (907,206)             (1,303,950)
                                                                     --------------           -------------
                                                                     $     (916,370)          $  (1,317,121)
                                                                     ==============           =============
Net Loss per Limited
   Partnership Unit (60,000 Units)                                   $       (15.12)          $     (21.73)
                                                                     ==============           ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1997

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                    General         Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)                 Total

Balance at March 31, 1997          $ (409,198)      $  5,000   $ 12,216,136       $     (950)      $  11,810,988

Net change in net unrealized
   gains on marketable securities
   available for sale                       -              -              -            2,518               2,518

Net Loss                               (9,164)             -       (907,206)               -            (916,370)
                                   ----------       --------   ------------       ----------       -------------

Balance at June 30, 1997           $ (418,362)      $  5,000   $ 11,308,930       $    1,568       $  10,897,136
                                   ==========       ========   ============       ==========       =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                           1997                   1996
                                                                      --------------          --------
Net cash used for operating activities                                 $    (49,701)          $   (394,504)
                                                                       ------------           ------------

Cash flows from investing activities:
   Purchases of marketable securities                                      (349,066)              (509,896)
   Proceeds from sales and maturities of
    marketable securities                                                   427,324              1,059,912
   Cash distributions received from Local
    Limited Partnerships                                                     11,512                151,118
   Advances to affiliates                                                   (48,107)               (36,128)
   Deposits to replacement reserves                                          (6,633)                (6,633)
                                                                       ------------           ------------
         Net cash provided by investing activities                           35,030                658,373
                                                                       ------------           ------------

Cash flows from financing activities:
   Repayment of mortgage payable                                            (10,523)                (5,259)
   Mortgagee escrow deposits                                                (16,665)                13,985
   Advances from affiliate                                                   55,790                 50,885
                                                                       ------------           ------------
         Net cash provided by financing activities                           28,602                 59,611
                                                                       ------------           ------------

Net increase in cash and cash equivalents                                    13,931                323,480

Cash and cash equivalents, beginning of period                              318,451                164,590
                                                                       ------------           ------------

Cash and cash equivalents, end of period                               $    332,382           $    488,070
                                                                       ============           ============

Supplemental Disclosure:
   Cash paid for interest                                              $    193,228           $    124,438
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                    Notes to the Combined Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

A summary of investments in Local Limited Partnerships, excluding the Combined Entities and Snapfinger Creste, at June 30, 1997 is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  33,326,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,184,412)                                                                (28,405,783)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                      (881,156)
                                                                                                    ------------

Investments in Local Limited Partnerships before adjustment                                            4,039,736

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      5,084,529

    Accumulated amortization of acquisition fees and expenses                                         (1,259,014)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   7,865,251

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 1997 is $834,731. For the three months ended June 30, 1997, the Partnership has not recognized $235,856 of equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

2.   Disposition of Investment in Local Limited Partnership

Snapfinger Creste, located in Georgia, was affected by a weak rental market and deferred maintenance issues. The Local General Partner was obligated to fund deficits and had made advances and had deferred management fees. Although the initial foreclosure deadline was extended, the Partnership transferred its interest in Snapfinger Creste through a foreclosure on August 5, 1997. In recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. The transfer will result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Partnership's investment in Snapfinger Creste has been written off as of March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                             Combined
                                               L.P. II (A)            (B)         Eliminations            (A)

Assets
Cash and cash equivalents                    $     279,507     $     52,875        $          -      $     332,382
Marketable securities, at fair value             1,243,763                -                   -          1,243,763
Accounts receivable                              1,039,898           30,197            (970,124)            99,971
Tenant security deposits                                 -           32,574                   -             32,574
Investments in Local Limited
   Partnerships                                  8,622,643                -            (757,392)         7,865,251
Rental property at cost, net of
   accumulated depreciation                              -       12,151,137                   -         12,151,137
Mortgagee escrow deposits                                -          156,212                   -            156,212
Operating reserves                                       -          312,353                   -            312,353
Replacement reserves                                     -           81,250                   -             81,250
Deferred fees, net                                       -          330,891                   -            330,891
Other assets                                        22,213           94,575                   -            116,788
                                             -------------     ------------        ------------      -------------
     Total Assets                            $  11,208,024     $ 13,242,064        $ (1,727,516)     $  22,722,572
                                             =============     ============        ============      =============

Liabilities and Partners' Equity
Mortgage notes payable                      $            -     $ 11,261,215        $          -      $  11,261,215
Note payable                                             -            9,800                   -              9,800
Accounts payable to affiliates                     283,439           27,554                   -            310,993
Accounts payable and accrued
   expenses                                         27,449          248,856                   -            276,305
Advances from Limited Partner                            -          970,124            (970,124)                 -
Accrued interest payable                                 -           66,993                   -             66,993
Security deposits payable                                -           51,560                   -             51,560
                                             -------------     ------------        ------------      -------------

     Total Liabilities                             310,888       12,636,102            (970,124)        11,976,866
                                             -------------     ------------        ------------      -------------

Minority interests in Local Limited
   Partnerships                                          -                -            (151,430)          (151,430)
                                             -------------     ------------        ------------      -------------

General, Initial and Investor
  Limited Partners' Equity                      10,895,568          605,962            (605,962)        10,895,568
Net unrealized gains on
  marketable securities                              1,568                -                   -              1,568
                                             -------------     ------------        ------------      -------------
   Total Partners' Equity                       10,897,136          605,962            (605,962)        10,897,136
                                             -------------     ------------        ------------      -------------
   Total Liabilities and Partners' Equity    $  11,208,024     $ 13,242,064        $ (1,727,516)     $  22,722,572
                                             =============     ============        ============      =============

(A) June 30, 1997.
(B) March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                           Combined
                                               L.P. II (A)           (B)          Eliminations            (A)

Revenue:
   Rental                                   $            -     $    444,719        $         -      $    444,719
   Investment                                       28,724              943                  -            29,667
   Other                                             1,850            2,212                  -             4,062
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  30,574          447,874                  -           478,448
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party             69,901                -                  -            69,901
   General and administrative                       64,937                -                  -            64,937
   Rental operations, exclusive
     of depreciation                                     -          241,107                  -           241,107
   Property management fees,
     related party                                       -           19,880                  -            19,880
   Interest                                              -          222,093                  -           222,093
   Depreciation                                          -          142,601                  -           142,601
   Amortization                                     30,938            6,328                  -            37,266
                                            --------------     ------------        -----------      ------------
     Total Expenses                                165,776          632,009                  -           797,785
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                     (135,202)        (184,135)                            (319,337)

Minority interests in loss of
   Local Limited Partnerships                            -                -              1,842             1,842

Equity in losses of Local
   Limited Partnerships                           (781,168)               -            182,293          (598,875)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $     (916,370)    $   (184,135)       $   184,135      $   (916,370)
                                            ==============     ============        ===========      ============


(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                            Combined
                                               L.P. II (A)           (B)          Eliminations            (A)

Net cash provided by
   (used for) operating activities           $      (61,947)    $     12,246       $         -     $     (49,701)
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities              (349,066)               -                 -          (349,066)
   Proceeds from sales and maturities
     of marketable securities                       427,324                -                 -           427,324
   Cash distributions received from
     Local Limited Partnerships                      11,512                -                 -            11,512
   Advances to affiliate                            (48,107)               -                 -           (48,107)
   Deposits to replacement reserves                       -           (6,633)                -            (6,633)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for) investing
   activities                                        41,663           (6,633)                -            35,030
                                             --------------     ------------       -----------     -------------

Cash flows from financing activities:
   Repayment of mortgage payable                          -          (10,523)                -           (10,523)
   Mortgagee escrow deposits                              -          (16,665)                -           (16,665)
   Advances from affiliate                                -           55,790                 -            55,790
                                             --------------     ------------      ------------       -----------
Net cash provided by financing activities                 -           28,602                 -            28,602
                                             --------------     ------------      ------------       -----------

Net increase (decrease) in cash
   and cash equivalents                             (20,284)          34,215                 -            13,931

Cash and cash equivalents, beginning                299,791           18,660                 -           318,451
                                             --------------     ------------      ------------       -----------

Cash and cash equivalents, ending            $      279,507     $     52,875      $          -       $   332,382
                                             ==============     ============      ============       ===========


(A) For the three months ended June 30, 1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash and cash equivalents of $332,382 as compared to $318,451 at March 31, 1997. The increase is primarily attributable to proceeds from the sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by cash used for operations and repayment of mortgage principal.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $31,000 have been paid from Reserves. The Partnership also advanced approximately $1,040,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At June 30, 1997, approximately $875,000 of marketable securities has been designated as Reserves.

At June 30, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 resulted in a net loss of $916,370 as compared to a net loss of $1,317,121 for the same period in 1996. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue and is offset by increases in rental operations, interest and depreciation expense items. The decrease in equity in losses is primarily attributable to fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. Additionally, during the year ended March 31, 1997, the Partnership wrote off its investment in one Local Limited Partnership (Snapfinger Creste) because there was evidence of a non-temporary decline in the recoverable amount of the investment (see section entitled "Property Discussions" for additional information). The increases in rental revenue, rental operations, interest and depreciation (as well as the decrease in losses of Local Limited Partnerships) are due to the combination of Shannon Creste, effective September 1, 1996.


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

As previously reported, despite high occupancy and a debt restructuring, Atlantic Terrace, located in Washington, D.C., continues to experience unstable operations due primarily to costs associated with unit turnover and increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. The managing agent is addressing these issues through enhanced tenant screening, social programs and more careful expense monitoring.

Garden Cove, located in Huntsville, Alabama, continues to generate operating deficits which are being funded from Partnership Reserves. The Managing General Partner continues to work with the management agent to find further ways to curtail the operating shortfalls. Inasmuch as the property remains unable to fully cover debt service from operating income due to depressed rents, the Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. This restructure may result in converting a portion of the first mortgage into a cash flow second mortgage and increasing the replacement reserve monthly deposits. It is likely that without a modification, the lender will exercise its rights to foreclose on the property. A foreclosure would result in recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

As previously reported, Snapfinger Creste and Grayton Pointe, located in Georgia and which share the same Local General Partner, continue to be affected by a weak rental market and deferred maintenance issues. The Local General Partner is obligated to fund deficits and has made advances and deferred management fees. Although the initial foreclosure deadline was extended, the Partnership transferred its interests in Snapfinger Creste through a foreclosure on August 5, 1997. In recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. The transfer will result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Partnership's investment in Snapfinger Creste has been written off as of March 31, 1997.

Although negotiations with the lender for Grayton Pointe are still underway, it is expected that the lender will exercise its option to foreclose on the property during the third quarter of 1997. The Managing General Partner is negotiating with the first and second mortgagees to create as favorable a disposition as possible to reduce the taxable impact on the Partnership's partners. This may result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with this properties. The carrying value of this investment for financial reporting purposes is zero.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1997             BOSTON FINANCIAL QUALIFIED HOUSING
                                    TAX CREDITS L.P. II


                                    By:   Arch Street, Inc.,
                                          its Managing General Partner




                                           /s/Vincent J. Costantini
                                           Vincent J. Costantini
                                           Treasurer and Chief Financial Officer