Form 10-Q
period 1997-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1997-11-13
CIK 830997

November 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended September 30, 1997
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller



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

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from            to


For Quarter Ended  September 30, 1997       Commission file number   0-17777
                  --------------------                           ---------------

           Boston Financial Qualified Housing Tax Credits L.P. II
             (Exact name of registrant as specified in its charter)


       Delaware                                                04-3002607
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


101 Arch Street, Boston, Massachusetts                         02110-1106
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Combined Balance Sheets - September 30, 1997 (Unaudited)
           and March 31, 1997                                                  1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1997 and 1996                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30,
           1997                                                                3

         Combined Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 1997 and 1996                4

         Notes to Combined Financial Statements (Unaudited)                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

PART II - OTHER INFORMATION

Items 1-6                                                                     14

SIGNATURE                                                                     15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                                                                    September 30,              March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets

Cash and cash equivalents                                          $     360,089             $    318,451
Marketable securities, at fair value                                   1,067,583                1,319,499
Accounts receivable                                                      223,599                  100,572
Tenant security deposits                                                  42,353                   30,976
Investments in Local Limited Partnerships (Note 1)                     7,336,272                8,506,576
Rental property at cost, net of accumulated depreciation
   of $4,329,647 and $4,044,444, respectively                         12,076,202               12,293,738
Mortgagee escrow deposits                                                193,850                  139,547
Operating reserves                                                       248,825                  337,353
Replacement reserves                                                      87,883                   74,617
Deferred fees (net of accumulated amortization
   of $160,071 and $147,413, respectively)                               324,561                  337,219
Other assets                                                             114,610                   94,462
                                                                   -------------             ------------
     Total Assets                                                  $  22,075,827             $ 23,553,010
                                                                   =============             ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $  11,260,109             $ 11,271,738
Note payable                                                               6,533                    9,800
Accounts payable to affiliates                                           366,637                  251,522
Accounts payable and accrued expenses                                    318,668                  269,009
Accrued interest payable                                                  51,971                   38,128
Security deposits payable                                                 54,165                   51,413
                                                                   -------------             ------------
     Total Liabilities                                                12,058,083               11,891,610
                                                                   -------------             ------------

Minority interests in Local Limited Partnerships                        (152,893)                (149,588)
                                                                   -------------             ------------

Commitments

General, Initial and Investor Limited Partners' Equity                10,163,236               11,811,938
Net unrealized gains (losses) on marketable securities                     7,401                     (950)
                                                                   -------------             ------------
   Total Partners' Equity                                             10,170,637               11,810,988
                                                                   -------------             ------------
   Total Liabilities and Partners' Equity                          $  22,075,827             $ 23,553,010
                                                                   =============             ============

The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                            Six Months Ended
                                   September 30,          September 30,        September 30,          September 30,
                                       1997                   1996                 1997                   1996
                                   -------------        ---------------      ---------------        ----------

Revenue:
   Rental                           $   470,533           $    182,437        $    915,252           $     368,969
   Investment                            21,922                 25,422              51,589                  54,442
   Other                                 16,133                (35,490)             20,195                  17,887
                                    -----------           ------------        ------------           -------------
     Total Revenue                      508,588                172,369             987,036                 441,298
                                    -----------           ------------        ------------           -------------

Expenses:
   Asset management fees,
     related party                       69,901                 67,668             139,802                 135,336
   General and administrative
     (includes reimbursements
     to an affiliate of $61,776
     and $56,106)                        41,490                 55,368             106,427                 114,226
   Rental operations,
     exclusive of depreciation          252,778                 80,739             493,885                 170,970
   Property management fees,
     related party                       19,564                  9,848              39,444                  19,728
   Interest                             210,739                124,258             432,832                 248,656
   Depreciation                         142,602                 75,531             285,203                 145,303
   Amortization                          37,267                 36,387              74,533                  73,461
                                    -----------           ------------        ------------           -------------
     Total Expenses                     774,341                449,799           1,572,126                 907,680
                                    -----------           ------------        ------------           -------------

Loss before equity in losses of
   Local Limited Partnerships          (265,753)              (277,430)           (585,090)               (466,382)

Minority interests in loss of
   Local Limited Partnership              1,463                  1,047               3,305                   2,091

Equity in losses of Local
   Limited Partnerships                (468,042)              (430,121)         (1,066,917)             (1,559,334)
                                    -----------           ------------        ------------           -------------

Net Loss                            $  (732,332)          $   (706,504)       $ (1,648,702)          $  (2,023,625)
                                    ===========           ============        ============           =============

Net Loss allocated:
To General Partners                 $    (7,323)          $     (7,065)       $    (16,487)          $     (20,236)
To Limited Partners                    (725,009)              (699,439)         (1,632,215)             (2,003,389)
                                    -----------           ------------        ------------           -------------
                                    $  (732,332)          $   (706,504)       $ (1,648,702)          $  (2,023,625)
                                    ===========           ============        ============           =============

Net Loss per Limited
    Partnership Unit
    (60,000 Units)                  $    (12.08)          $     (11.66)       $      (27.20)         $      (33.39)
                                    ===========           ============        =============          =============

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                    General         Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)                 Total

Balance at March 31, 1997          $ (409,198)      $  5,000   $ 12,216,136       $     (950)      $  11,810,988

Net change in net unrealized
   gains on marketable securities
   available for sale                       -              -              -            8,351               8,351

Net Loss                              (16,487)             -     (1,632,215)               -          (1,648,702)
                                   ----------       --------   ------------       ----------       -------------

Balance at September 30, 1997      $ (425,685)      $  5,000   $ 10,583,921       $    7,401       $  10,170,637
                                   ==========       ========   ============       ==========       =============

The accompanying notes are an integral part of these combined financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996


                                                                           1997                   1996
                                                                      --------------          --------

Net cash used for operating activities                                 $    (20,256)          $   (364,844)
                                                                       ------------           ------------

Cash flows from investing activities:
   Repayment of notes receivable                                                  -                 34,373
   Purchases of marketable securities                                      (399,066)              (908,552)
   Proceeds from sales and maturities of
    marketable securities                                                   658,282              1,160,143
   Cash distributions received from Local
    Limited Partnerships                                                     41,512                350,029
   Purchase of rental property and equipment                                (67,667)                     -
   Advances to affiliates                                                  (151,604)              (257,807)
   Deposits to replacement reserves                                         (13,266)               (13,266)
                                                                       ------------           ------------
         Net cash provided by investing activities                           68,191                364,920
                                                                       ------------           ------------

Cash flows from financing activities:
   Repayment of mortgage payable                                            (11,629)               (10,637)
   Repayment of note payable                                                 (3,267)                     -
   Mortgagee escrow deposits                                                (54,303)                 1,071
   Advances from affiliate                                                   62,902                 50,885
                                                                       ------------           ------------
         Net cash provided by (used for) financing activities                (6,297)                41,319
                                                                       ------------           ------------

Net increase in cash and cash equivalents                                    41,638                 41,395

Cash and cash equivalents, beginning of period                              318,451                164,590
                                                                       ------------           ------------

Cash and cash equivalents, end of period                               $    360,089           $    205,985
                                                                       ============           ============

Supplemental Disclosure:
   Cash paid for interest                                              $    418,989           $    248,749
                                                                       ============           ============

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

A summary of investments in Local Limited Partnerships, excluding the Combined Entities and Snapfinger Creste, at September 30, 1997 is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  33,326,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,440,810)                                                                (28,873,825)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                      (911,156)

Investments in Local Limited Partnerships before adjustment                                            3,541,694

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      5,084,529

    Accumulated amortization of acquisition fees and expenses                                         (1,289,951)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   7,336,272
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 1997 is $1,559,171. For the six months ended September 30, 1997, the Partnership has not recognized $492,254 of equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses exceeds its total investment.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Disposition of Investment in Local Limited Partnership

Snapfinger Creste and Grayton Pointe, located in Georgia, were affected by a weak rental market and deferred maintenance issues. The Local General Partner was obligated to fund deficits and had made advances and deferred management fees. Although the initial foreclosure deadline was extended, in recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. The Partnership transferred its interest in Snapfinger Creste through a foreclosure on August 5, 1997. The transfer will result in recapture in 1997 for investors of one third of the tax credit benefits taken, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Partnership's investment in Snapfinger Creste has been written off as of March 31, 1997.

Despite extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. This will result in recapture for investors of one third of the tax credit benefits taken, the allocation of taxable income to the Partnership on the 1997 tax return and loss of future benefits associated with this property. The carrying value of this investment for financial reporting purposes is zero and will be written off as of October 7, 1997.

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


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                             Combined
                                               L.P. II (A)            (B)         Eliminations            (A)

Assets
Cash and cash equivalents                    $     319,652     $     40,437        $          -      $     360,089
Marketable securities, at fair value             1,067,583                -                   -          1,067,583
Accounts receivable                              1,189,770           59,173          (1,025,344)           223,599
Tenant security deposits                                 -           42,353                   -             42,353
Investments in Local Limited
   Partnerships                                  7,948,752                -            (612,480)         7,336,272
Rental property at cost, net of
   accumulated depreciation                              -       12,076,202                   -         12,076,202
Mortgagee escrow deposits                                -          193,850                   -            193,850
Operating reserves                                       -          248,825                   -            248,825
Replacement reserves                                     -           87,883                   -             87,883
Deferred fees, net                                       -          324,561                   -            324,561
Other assets                                        15,078           99,532                   -            114,610
                                             -------------     ------------        ------------      -------------
     Total Assets                            $  10,540,835     $ 13,172,816        $ (1,637,824)     $  22,075,827
                                             =============     ============        ============      =============

Liabilities and Partners' Equity
Mortgage notes payable                      $            -     $ 11,260,109        $          -      $  11,260,109
Note payable                                             -            6,533                   -              6,533
Accounts payable to affiliates                     353,098           13,539                   -            366,637
Accounts payable and accrued
   expenses                                         17,100          301,568                   -            318,668
Advances from Limited Partner                            -        1,025,344          (1,025,344)                 -
Accrued interest payable                                 -           51,971                   -             51,971
Security deposits payable                                -           54,165                   -             54,165
                                             -------------     ------------        ------------      -------------

     Total Liabilities                             370,198       12,713,229          (1,025,344)        12,058,083
                                             -------------     ------------        ------------      -------------

Minority interests in Local Limited
   Partnerships                                          -                -            (152,893)          (152,893)
                                             -------------     ------------        ------------      -------------

General, Initial and Investor
  Limited Partners' Equity                      10,163,236          459,587            (459,587)        10,163,236
Net unrealized gains on
  marketable securities                              7,401                -                   -              7,401
                                             -------------     ------------        ------------      -------------
   Total Partners' Equity                       10,170,637          459,587            (459,587)        10,170,637
                                             -------------     ------------        ------------      -------------
   Total Liabilities and Partners' Equity    $  10,540,835     $ 13,172,816        $ (1,637,824)     $  22,075,827
                                             =============     ============        ============      =============

(A) September 30, 1997.
(B) June 30, 1997.

        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1997

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                           Combined
                                               L.P. II (A)           (B)          Eliminations            (A)

Revenue:
   Rental                                   $            -     $    470,533        $         -      $    470,533
   Investment                                       20,975              947                  -            21,922
   Other                                             1,975           14,158                  -            16,133
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  22,950          485,638                  -           508,588
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party             69,901                -                  -            69,901
   General and administrative                       41,490                -                  -            41,490
   Rental operations, exclusive
     of depreciation                                     -          252,778                  -           252,778
   Property management fees,
     related party                                       -           19,564                  -            19,564
   Interest                                              -          210,739                  -           210,739
   Depreciation                                          -          142,602                  -           142,602
   Amortization                                     30,937            6,330                  -            37,267
                                            --------------     ------------        -----------      ------------
     Total Expenses                                142,328          632,013                  -           774,341
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                     (119,378)        (146,375)                 -          (265,753)

Minority interests in loss of
   Local Limited Partnerships                            -                -              1,463             1,463

Equity in losses of Local
   Limited Partnerships                           (612,954)               -            144,912          (468,042)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $     (732,332)    $   (146,375)       $   146,375      $   (732,332)
                                            ==============     ============        ===========      ============


(A) For the three months  ended  September  30,  1997.
(B) For the three months ended June 30, 1997.

        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1997

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                           Combined
                                               L.P. II (A)           (B)          Eliminations            (A)

Revenue:
   Rental                                   $            -     $    915,252        $         -      $    915,252
   Investment                                       49,699            1,890                  -            51,589
   Other                                             3,825           16,370                  -            20,195
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  53,524          933,512                  -           987,036
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party            139,802                -                  -           139,802
   General and administrative                      106,427                -                  -           106,427
   Rental operations, exclusive
     of depreciation                                     -          493,885                  -           493,885
   Property management fees,
     related party                                       -           39,444                  -            39,444
   Interest                                              -          432,832                  -           432,832
   Depreciation                                          -          285,203                  -           285,203
   Amortization                                     61,875           12,658                  -            74,533
                                            --------------     ------------        -----------      ------------
     Total Expenses                                308,104        1,264,022                  -         1,572,126
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                     (254,580)        (330,510)                 -          (585,090)

Minority interests in loss of
   Local Limited Partnerships                            -                -              3,305             3,305

Equity in losses of Local
   Limited Partnerships                         (1,394,122)               -            327,205        (1,066,917)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $   (1,648,702)    $   (330,510)       $   330,510      $ (1,648,702)
                                            ==============     ============        ===========      ============


(A) For the six months ended  September  30, 1997.
(B) For the six months ended June 30, 1997.

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


             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities                            Combined
                                               L.P. II (A)           (B)          Eliminations            (A)

Net cash provided by
   (used for) operating activities           $      (81,155)    $     60,899       $         -     $     (20,256)
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities              (399,066)               -                 -          (399,066)
   Proceeds from sales and maturities
     of marketable securities                       658,282                -                 -           658,282
   Cash distributions received from
     Local Limited Partnerships                      41,512                -                 -            41,512
   Advances to affiliate                           (199,712)               -            48,108          (151,604)
   Purchase of rental property
     and equipment                                        -          (67,667)                -           (67,667)
   Deposits to replacement reserves                       -          (13,266)                -           (13,266)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for) investing
   activities                                       101,016          (80,933)           48,108            68,191
                                             --------------     ------------       -----------     -------------

Cash flows from financing activities:
   Repayment of mortgage payable                          -          (11,629)                -           (11,629)
   Repayment of note payable                              -           (3,267)                -            (3,267)
   Mortgagee escrow deposits                              -          (54,303)                -           (54,303)
   Advances from affiliate                                -          111,010           (48,108)           62,902
                                             --------------     ------------      ------------       -----------
Net cash provided by (used for)
   financing activities                                   -           41,811           (48,108)           (6,297)
                                             --------------     ------------      ------------       -----------

Net increase in cash
   and cash equivalents                              19,861           21,777                 -            41,638

Cash and cash equivalents, beginning                299,791           18,660                 -           318,451
                                             --------------     ------------      ------------       -----------

Cash and cash equivalents, ending            $      319,652     $     40,437      $          -       $   360,089
                                             ==============     ============      ============       ===========


(A) For the six months ended  September  30, 1997.
(B) For the six months ended June 30, 1997.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Partnership had cash and cash equivalents of $360,089 as compared to $318,451 at March 31, 1997. The increase is primarily attributable to proceeds from the sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by cash used for operations, repayment of mortgage principal, purchase of rental property and equipment and mortgage escrow deposits.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $31,000 have been paid from Reserves. The Partnership also advanced approximately $1,190,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At September 30, 1997, approximately $1,025,000 of marketable securities has been designated as Reserves.

At September 30, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 resulted in net losses of $732,332 and $1,648,702 as compared to $706,504 and $2,032,625 for the same period in 1996. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue and is offset by increases in rental operations, interest and depreciation expense items. The decrease in equity in losses is primarily attributable to fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. Additionally, during the year ended March 31, 1997, the Partnership wrote off its investment in one Local Limited Partnership (Snapfinger Creste) because there was evidence of a non-temporary decline in the recoverable amount of the investment (see section entitled "Property Discussions" for additional information). The increases in rental revenue, rental operations, interest and depreciation (as well as the decrease in losses of Local Limited Partnerships) are due to the combination of Shannon Creste, effective September 1, 1996. Equity in losses will continue to decrease as more Local Limited Partnerships have cumulative equity in losses in excess of their total investments.

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

Garden Cove, located in Huntsville, Alabama, continues to generate operating deficits which are being funded from Fund Reserves. The Managing General Partner continues to work with the management agent to find further ways to curtail the operating shortfalls. Inasmuch as the property remains unable to fully cover debt service from operating income due to depressed rents and collection problems, the Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. This restructure may result in converting a portion of the first mortgage into a cash flow second mortgage and increasing the replacement reserve monthly deposits. It is likely that without a modification, the lender will exercise its right to foreclose on the property. A foreclosure would result in recapture for investors. Garden Cove is also involved in litigation. The property's general contractor claims that there are amounts due it under the construction contract. The Partnership was aware of this potential claim when it settled a previous dispute with the former Managing General Partners and did not release them from liability with respect to it. The Partnership is currently evaluating what liability exposure the Garden Cove Partnership may have in connection with this litigation.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Shadow Wood Housing, located in Chickasha, Oklahoma, continues to generate operating deficits resulting from high security costs, low Section 8 contract rates and high debt service payments. The Local General Partners are working to improve operating results through contract rent increases and debt service relief. Given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property through 1998. A foreclosure would result in recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

As previously reported, Snapfinger Creste and Grayton Pointe, located in Georgia and which share the same Local General Partner, were affected by a weak rental market and deferred maintenance issues. Although the initial foreclosure deadline was extended, in recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. On August 5, 1997, the Partnership transferred its interests in Snapfinger Creste through a foreclosure. The transfer will result in recapture for investors in 1997 of one third of the tax credit benefits taken, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Partnership's investment in Snapfinger Creste has been written off as of March 31, 1997.

Despite extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. This will result in the recapture for investors of one third of the tax credit benefits taken, the allocation of taxable income to the Partnership on the 1997 tax return and loss of future benefits associated with this property. The carrying value of this investment for financial reporting purposes is zero.

The mortgage on Shannon Creste was successfully modified in January 1997. An affiliate of the Managing General Partner assumed the local general partner interest and management of the property. Property management finalized its capital needs assessment and initiated an extensive capital improvement plan during the summer, 1997.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)






PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1997         BOSTON FINANCIAL QUALIFIED HOUSING
                                  TAX CREDITS L.P. II


                                  By:   Arch Street, Inc.,
                                        its Managing General Partner




                                        /s/William E. Haynsworth
                                        William E. Haynsworth
                                        Managing Director, Vice President
                                        and Chief Operating Officer