Form 10-Q
period 1997-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1998-02-12
CIK 830997

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended December 31, 1997
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller



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

For the quarterly period ended December 31,1997
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OFTHE SECURITIES EXCHANGE
      ACT OF 1934


For the transition period from     to


For Quarter Ended      December 31, 1997      Commission file number  0-17777
                  -------------------------                         ----------

Boston Financial Qualified Housing Tax Credits  L.P.I
             (Exact name of registrant as specified in its charter)


    Delaware                                            04-3002607
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Combined Balance Sheets - December 31, 1997 (Unaudited)
           and March 31, 1997                                               1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1997 and 1996                          2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1997        3

         Combined Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 1997 and 1996             4

         Notes to Combined Financial Statements (Unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II - OTHER INFORMATION

Items 1-6                                                                  14

SIGNATURE                                                                  15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS


                                                                     December 31,              March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets

Cash and cash equivalents                                          $     348,531             $    318,451
Marketable securities, at fair value                                   1,043,131                1,319,499
Accounts receivable                                                       64,059                  100,572
Tenant security deposits                                                  49,469                   30,976
Investments in Local Limited Partnerships (Note 1)                     6,855,787                8,506,576
Rental property at cost, net of accumulated depreciation
   of $4,472,249 and $4,044,444, respectively                         12,182,727               12,293,738
Mortgagee escrow deposits                                                252,250                  139,547
Operating reserves                                                       166,538                  337,353
Replacement reserves                                                      94,516                   74,617
Deferred fees, net of accumulated amortization
   of $166,399 and $147,413, respectively                                318,233                  337,219
Other assets                                                              55,013                   94,462
                                                                   -------------             ------------
     Total Assets                                                  $  21,430,254             $ 23,553,010
                                                                   =============             ============


Liabilities and Partners' Equity

Mortgage notes payable                                             $  11,254,097             $ 11,271,738
Note payable                                                               6,533                    9,800
Accounts payable to affiliates                                           436,083                  251,522
Accounts payable and accrued expenses                                    458,983                  269,009
Accrued interest payable                                                  26,790                   38,128
Security deposits payable                                                 53,924                   51,413
                                                                   -------------             ------------
     Total Liabilities                                                12,236,410               11,891,610
                                                                   -------------             ------------

Minority interests in Local Limited Partnerships                        (154,898)                (149,588)
                                                                   -------------             ------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                 9,341,978               11,811,938
Net unrealized gains (losses) on marketable securities                     6,764                     (950)
                                                                   -------------             ------------
   Total Partners' Equity                                              9,348,742               11,810,988
                                                                   -------------             ------------
   Total Liabilities and Partners' Equity                          $  21,430,254             $ 23,553,010
                                                                   =============             ============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                            Nine Months Ended
                                   December 31,           December 31,         December 31,           December 31,
                                       1997                   1996                 1997                   1996
                                   -------------        ---------------      ---------------        ----------
Revenue:
   Rental                           $   474,224           $    187,113        $  1,389,476           $     556,082
   Investment                            23,425                 23,909              75,014                  78,351
   Other                                 13,311                  5,263              33,506                  23,150
                                    -----------           ------------        ------------           -------------
     Total Revenue                      510,960                216,285           1,497,996                 657,583
                                    -----------           ------------        ------------           -------------

Expenses:
   Asset management fees,
     related party                       69,901                 67,668             209,703                 203,004
   General and administrative
     (includes reimbursements
     to an affiliate of $85,852
     and $73,307)                        47,554                 35,156             153,981                 149,382
   Bad debt expense                      68,776                      -              68,776                       -
   Rental operations,
     exclusive of depreciation          278,722                 94,434             772,607                 284,605
   Property management fees,
     related party                       19,132                  8,557              58,576                  28,285
   Interest                             240,723                114,565             673,555                 344,020
   Depreciation                         142,602                 72,649             427,805                 217,952
   Amortization                          37,266                 46,238             111,799                 119,699
                                    -----------           ------------        ------------           -------------
     Total Expenses                     904,676                439,267           2,476,802               1,346,947
                                    -----------           ------------        ------------           -------------

Loss before equity in losses of
   Local Limited Partnerships          (393,716)              (222,982)           (978,806)               (689,364)

Minority interests in losses of
   Local Limited Partnerships             2,005                  1,116               5,310                   3,207

Equity in losses of Local
   Limited Partnerships                (429,547)            (1,316,986)         (1,496,464)             (2,876,320)
                                    -----------           ------------        ------------           -------------

Net Loss                            $  (821,258)          $ (1,538,852)       $ (2,469,960)          $  (3,562,477)
                                    ===========           ============        ============           =============

Net Loss allocated:
To General Partners                 $    (8,213)          $    (15,389)       $    (24,700)          $     (35,625)
To Limited Partners                    (813,045)            (1,523,463)         (2,445,260)             (3,526,852)
                                    -----------           ------------        ------------           -------------
                                    $  (821,258)          $ (1,538,852)       $ (2,469,960)          $  (3,562,477)
                                    ===========           ============        ============           =============

Net Loss per Limited
    Partnership Unit
    (60,000 Units)                  $    (13.55)          $     (25.39)       $      (40.75)         $      (58.78)
                                    ===========           ============        =============          =============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                    General         Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)                 Total

Balance at March 31, 1997          $ (409,198)      $  5,000   $ 12,216,136       $     (950)      $  11,810,988

Net change in net unrealized
   losses on marketable securities
   available for sale                       -              -              -            7,714               7,714

Net Loss                              (24,700)             -     (2,445,260)               -          (2,469,960)
                                   ----------       --------   ------------       ----------       -------------

Balance at December 31, 1997       $ (433,898)      $  5,000   $  9,770,876       $    6,764       $   9,348,742
                                   ==========       ========   ============       ==========       =============

                The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996

                                                                           1997                   1996
                                                                      --------------          --------

Net cash provided by (used for) operating activities                   $     92,404           $   (520,460)
                                                                       ------------           ------------

Cash flows from investing activities:
   Repayment of notes receivable                                                  -                 34,373
   Purchases of marketable securities                                      (548,828)              (908,552)
   Proceeds from sales and maturities of
    marketable securities                                                   832,394              1,309,341
   Cash distributions received from Local
    Limited Partnerships                                                     61,512                350,029
   Purchase of rental property and equipment                               (316,794)               (11,933)
   Advances to affiliates                                                         -                (44,532)
   Deposits to replacement reserves                                         (19,899)               (10,657)
                                                                       ------------           ------------
         Net cash provided by investing activities                            8,385                718,069
                                                                       ------------           ------------

Cash flows from financing activities:
   Repayment of mortgage payable                                            (17,641)               (16,136)
   Repayment of note payable                                                 (3,267)                     -
   Mortgagee escrow deposits                                               (112,703)               (23,334)
   Advances from affiliate                                                   62,902                (53,658)
                                                                       ------------           ------------
         Net cash used for financing activities                             (70,709)               (93,128)
                                                                       ------------           ------------

Net increase in cash and cash equivalents                                    30,080                104,481

Cash and cash equivalents, beginning of period                              318,451                164,590
                                                                       ------------           ------------

Cash and cash equivalents, end of period                               $    348,531           $    269,071
                                                                       ============           ============

Supplemental Disclosure:
   Cash paid for interest                                              $    684,893           $    344,141
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                   Notes to the Combined Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1997 and 1996.

1.   Investments in Local Limited Partnerships

The Partnership has acquired limited partner interests in thirty-six Local Limited Partnerships (excluding the Combined Entities, Snapfinger Creste and Grayton Pointe, which have been written off) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste and Grayton Pointe, at December 31, 1997 is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $1,947,487)                                                                (26,551,183)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                      (906,781)

Investments in Local Limited Partnerships before adjustment                                            3,343,711

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses 4,771,921

    Accumulated amortization of acquisition fees and expenses                                         (1,259,845)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   6,855,787
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 1997 is $1,974,262. For the nine months ended December 31, 1997, the Partnership has not recognized $477,798 of equity in losses relating to sixteen Local Limited Partnerships where cumulative equity in losses exceeds its total investment.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

2.   Commitments

At December 31, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.


3.   Disposition of Investment in Local Limited Partnership

Snapfinger Creste and Grayton Pointe, located in Georgia, were affected by a weak rental market and deferred maintenance issues. The Local General Partner was obligated to fund deficits and had made advances and deferred management fees. Although the initial foreclosure deadline was extended, the Partnership transferred its interest in Snapfinger Creste through a foreclosure on August 5, 1997. In recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. The transfer will result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. For financial reporting purposes, the Partnership's investment in Snapfinger Creste was written off as of March 31, 1997.

Despite extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. This will result in recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership on the 1997 tax return and loss of future benefits associated with this property. For financial reporting purposes, the investment in Grayton Pointe was written off as of October 7, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities
                                               L.P. II (A)           (B)          Eliminations         Combined
Assets
Cash and cash equivalents                    $     285,249     $     63,282        $          -      $     348,531
Marketable securities, at fair value             1,043,131                -                   -          1,043,131
Accounts receivable                              1,176,948           64,059          (1,176,948)            64,059
Tenant security deposits                                 -           49,469                   -             49,469
Investments in Local Limited
   Partnerships                                  7,269,714                -            (413,927)         6,855,787
Rental property at cost, net of
   accumulated depreciation                              -       12,182,727                   -         12,182,727
Mortgagee escrow deposits                                -          252,250                   -            252,250
Operating reserves                                       -          166,538                   -            166,538
Replacement reserves                                     -           94,516                   -             94,516
Deferred fees, net of accumulated
   amortization                                          -          318,233                   -            318,233
Other assets                                        16,579           38,434                   -             55,013
                                             -------------     ------------        ------------      -------------
     Total Assets                            $   9,791,621     $ 13,229,508        $ (1,590,875)     $  21,430,254
                                             =============     ============        ============      =============

Liabilities and Partners' Equity
Mortgage notes payable                      $            -     $ 11,254,097        $          -      $  11,254,097
Note payable                                             -            6,533                   -              6,533
Accounts payable to affiliates                     423,374           12,709                   -            436,083
Accounts payable and accrued
   expenses                                         19,505          439,478                   -            458,983
Advances from Limited Partner                            -        1,176,948          (1,176,948)                 -
Accrued interest payable                                 -           26,790                   -             26,790
Security deposits payable                                -           53,924                   -             53,924
                                             -------------     ------------        ------------      -------------
     Total Liabilities                             442,879       12,970,479          (1,176,948)        12,236,410
                                             -------------     ------------        ------------      -------------

Minority interests in Local Limited
   Partnerships                                          -                -            (154,898)          (154,898)
                                             -------------     ------------        ------------      -------------

General, Initial and Investor
  Limited Partners' Equity                       9,341,978          259,029            (259,029)         9,341,978
Net unrealized gains on
  marketable securities                              6,764                -                   -              6,764
                                             -------------     ------------        ------------      -------------
   Total Partners' Equity                        9,348,742          259,029            (259,029)         9,348,742
                                             -------------     ------------        ------------      -------------
   Total Liabilities and Partners' Equity    $   9,791,621     $ 13,229,508        $ (1,590,875)     $  21,430,254
                                             =============     ============        ============      =============

(A) December 31, 1997. (B) September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)
4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1997

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities
                                               L.P. II (A)           (B)          Eliminations         Combined

Revenue:
   Rental                                   $            -     $    474,224        $         -      $    474,224
   Investment                                       22,361            1,064                  -            23,425
   Other                                             1,650           11,661                  -            13,311
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  24,011          486,949                  -           510,960
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party             69,901                -                  -            69,901
   General and administrative                       47,554                -                  -            47,554
   Bad debt expense                                 68,776                -                  -            68,776
   Rental operations, exclusive
     of depreciation                                     -          278,722                  -           278,722
   Property management fees,
     related party                                       -           19,132                  -            19,132
   Interest                                              -          240,723                  -           240,723
   Depreciation                                          -          142,602                  -           142,602
   Amortization                                     30,938            6,328                  -            37,266
                                            --------------     ------------        -----------      ------------
     Total Expenses                                217,169          687,507                  -           904,676
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                     (193,158)        (200,558)                 -          (393,716)

Minority interests in losses of
   Local Limited Partnerships                            -                -              2,005             2,005

Equity in losses of Local
   Limited Partnerships                           (628,100)               -            198,553          (429,547)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $     (821,258)    $   (200,558)       $   200,558      $   (821,258)
                                            ==============     ============        ===========      ============


(A) For the three months ended December 31, 1997. (B) For the three months ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1997

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities
                                               L.P. II (A)           (B)          Eliminations         Combined

Revenue:
   Rental                                   $            -     $  1,389,476        $         -      $  1,389,476
   Investment                                       72,060            2,954                  -            75,014
   Other                                             5,475           28,031                  -            33,506
                                            --------------     ------------        -----------      ------------
     Total Revenue                                  77,535        1,420,461                  -         1,497,996
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees, related party            209,703                -                  -           209,703
   General and administrative                      153,981                -                  -           153,981
   Bad debt expense                                 68,776                -                  -            68,776
   Rental operations, exclusive
     of depreciation                                     -          772,607                  -           772,607
   Property management fees,
     related party                                       -           58,576                  -            58,576
   Interest                                              -          673,555                  -           673,555
   Depreciation                                          -          427,805                  -           427,805
   Amortization                                     92,813           18,986                  -           111,799
                                            --------------     ------------        -----------      ------------
     Total Expenses                                525,273        1,951,529                  -         2,476,802
                                            --------------     ------------        -----------      ------------

Loss before equity in losses of
   Local Limited Partnerships                     (447,738)        (531,068)                 -          (978,806)

Minority interests in losses of
   Local Limited Partnerships                            -                -              5,310             5,310

Equity in losses of Local
   Limited Partnerships                         (2,022,222)               -            525,758        (1,496,464)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $   (2,469,960)    $   (531,068)       $   531,068      $ (2,469,960)
                                            ==============     ============        ===========      ============


(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             Notes to the Combined Financial Statements (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing     Combined
                                               Tax Credits        Entities
                                               L.P. II (A)           (B)          Eliminations         Combined

Net cash provided by
   (used for) operating activities           $     (159,908)    $    252,312       $         -     $      92,404
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities              (548,828)               -                 -          (548,828)
   Proceeds from sales and maturities
     of marketable securities                       832,394                -                 -           832,394
   Cash distributions received from
     Local Limited Partnerships                      61,512                -                 -            61,512
   Advances to affiliate                           (199,712)               -           199,712                 -
   Purchase of rental property
     and equipment                                        -         (316,794)                -          (316,794)
   Deposits to replacement reserves                       -          (19,899)                -           (19,899)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for) investing
   activities                                       145,366         (336,693)          199,712             8,385
                                             --------------     ------------       -----------     -------------

Cash flows from financing activities:
   Repayment of mortgage payable                          -          (17,641)                -           (17,641)
   Repayment of note payable                              -           (3,267)                -            (3,267)
   Mortgagee escrow deposits                              -         (112,703)                -          (112,703)
   Advances from affiliate                                -          262,614          (199,712)           62,902
                                             --------------     ------------      ------------       -----------
Net cash provided by (used for)
   financing activities                                   -          129,003          (199,712)          (70,709)
                                             --------------     ------------      ------------       -----------

Net increase (decrease) in cash
   and cash equivalents                             (14,542)          44,622                 -            30,080

Cash and cash equivalents, beginning                299,791           18,660                 -           318,451
                                             --------------     ------------      ------------       -----------

Cash and cash equivalents, ending            $      285,249     $     63,282      $          -       $   348,531
                                             ==============     ============      ============       ===========


(A) For the nine months ended December 31, 1997. (B) For the nine months ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $348,531 as compared to $318,451 at March 31, 1997. The increase is primarily attributable to cash provided by operations, proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by repayment of mortgage principal, purchase of rental property and equipment and mortgage escrow deposits.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $35,000 have been paid from Reserves. The Partnership also advanced approximately $1,231,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At December 31, 1997, approximately $963,000 of marketable securities has been designated as Reserves.

At December 31, 1997, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 resulted in net losses of $821,258 and $2,469,960 as compared to net losses of $1,538,852 and $3,562,477 for the same periods in 1996. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue, and is offset by increases in rental operations, interest and depreciation expense items. The decrease in equity in losses is primarily attributable to fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. Additionally, the Partnership wrote off its investment in two Local Limited Partnerships. Snapfinger Creste was written off at March 31, 1997 because there was evidence of a non-temporary decline in the recoverable amount of the investment (see section entitled "Property Discussions" for additional information). Grayton Pointe was foreclosed on by the lender on October 7, 1997 and written off as of that date. The increases in rental revenue, rental operations, interest and depreciation (as well as the decrease in equity in losses of Local Limited Partnerships) are due to the combination of Shannon Creste, effective September 1, 1996. Equity in losses will continue to decrease as more Local Limited Partnerships have cumulative equity in losses in excess of their total investments.

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

Garden Cove, located in Huntsville, Alabama, remains unable to fully cover debt service from operating income due to depressed rents and collection problems. These deficits are being funded from Partnership Reserves. The Managing General Partner continues to work with the management agent to find further ways to decrease the operating deficits while implementing capital improvement strategies that will improve property marketability. Further, The Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. This restructure may result in converting a portion of the first mortgage into a cash flow second mortgage and increasing the replacement reserve monthly deposits. It is likely that without a modification, the lender will exercise its right to foreclose on the property. A foreclosure would result in recapture for investors of one third of the tax credit benefits.

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

Property Discussions (continued)

As previously reported, Snapfinger Creste and Grayton Pointe, both of which are located in Georgia and share the same Local General Partner, were affected by a weak rental market and deferred maintenance issues. Although the initial foreclosure deadline was extended, the Partnership transferred its interests in Snapfinger Creste through a foreclosure on August 5, 1997. In recent months, continuing negotiations did not provide for a satisfactory agreement between the parties. The transfer will result in recapture for investors of one third of the tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. For financial reporting purposes, the Partnership's investment in Snapfinger Creste was written off as of March 31, 1997.

Despite extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. This will result in the recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership on the 1997 tax return and loss of future benefits associated with this properties. For financial reporting purposes, the Partnership's investment in Grayton Pointe was written off as of October 7, 1997.

As previously reported, the mortgage on Shannon Creste was successfully modified in January 1997. An affiliate of the Managing General Partner assumed the local general partner interest and management of the property. Property management finalized its capital needs assessment and initiated an extensive capital improvement plan during the summer 1997. Capital improvements completed to date include exterior painting, exterior wood trim replacement, landscaping, laundry room improvements, pool repairs, gutter installation, interior unit rehab, carpet, vinyl floor and appliance replacements. Occupancy is currently at 87%. Property management is currently preparing the 1998 budget and capital improvement plan.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 13, 1998                     BOSTON FINANCIAL QUALIFIED HOUSING
                                                 TAX CREDITS L.P. II


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