Form 10-K/A
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1998-04-16
CIK 830997

April 16, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-K/A for Year Ended March 31, 1997
        File No. 0-17777



Dear Sir/Madam:


In response to your staff comment letter dated March 3, 1998 concerning the above referenced Partnership's filing of Form 10-K for Year Ended 3/31/97, we are herewith filing an amended Form 10-K for the Year Ended 3/31/97.


Very truly yours,


/s/Dianne Groark
Dianne Groark
Senior Portfolio Accountant






QH210KA.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

       (a)(3)      Exhibit Index contained herein
       (a)(3)(b)   Reports on Form 8-K:
                   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

       (a)(3)(c)   Exhibits

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS II
                             (A Limited Partnership)

                           Annual Report on form 10-K
                        For The Year Ended March 31, 1997
                         Reports of Independent Auditors

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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


/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330



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


/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


           Independent Auditors' Report

February 10, 1995

Newport Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Newport Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses income tax basis, changes in partners' capital - income tax basis, and cash flows income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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

/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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

/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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

/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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


/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


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


/s/Macdonald Page & Co.
Certified Public Accountants

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330

Independent Auditors' Report

                                                        February 10, 1995

Buckfield Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

         We have audited the accompanying statement of assets, liabilities and partners' capital income tax basis of Buckfield Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Buckfield Housing Associates (a Limited Partnership) as of December 31, 1994, and its revenue and expenses, changes in partners' capital and cash flows for the year then ended on the basis of accounting described in Note 1.

/s/Macdonald Page & Co

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of Willow Creek Housing Associates, Ltd. dba Willow Creek Apartments, HUD Project No. 125-94006, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations.

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996, on our consideration of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, internal control structure and reports dated February 9, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In accordance with Government Auditing Standards we have also issued a report dated February 10, 1997, on our consideration of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, internal control structure and reports dated February 10, 1997, on its compliance with laws and regulations

To the General Partners
Linden Housing Associates, Ltd.
Page 2

The accompanying supplementary information shown on pages 13 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those statements and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

[Letterhead]
[LOGO]
RD HOAG & ASSOCIATES

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

We have conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We have conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1997

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1996

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


/s/Stark Tinter & Associates
Englewood, Colorado
February 5, 1995

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1997

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1996

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


/s/Stark Tinter & Associates
Englewood, Colorado
February 5, 1995

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1997

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1996

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


/s/Stark Tinter & Associates
Englewood, Colorado
February 5, 1995

[Letterhead]
[LOGO]
Floyd & Company
306 Commercial Drive Suite 202           Post Office Box 14251
Savannah, Georgia 31406                       Savannah, Georgia 31416
Phone:(912)355-9969



INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership


We have audited the accompanying balance sheets of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Floyd & Company, C.P.A.
/s/R. Doug Floyd
February 28, 1997

[Letterhead]
[LOGO]
David C. Moja, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership


We have audited the accompanying balance sheets of Willowpeg Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Coopers & Lybrand

Report of Independent Accountants

To the Partners of
Atlantic Terrace Limited Partnership:


We have audited the accompanying balance sheet of Atlantic Terrace Partnership as of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Atlantic Terrace Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Terrace Limited Partnership as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Atlantic Terrace Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ Coopers & Lybrand

Boston, Massachusetts
January 31, 1997

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

Coopers  & Lybrand

Report of Independent Accountants

To the Partners of
Atlantic Terrace Limited Partnership:


We have audited the accompanying balance sheet of Atlantic Terrace Partnership, HUD Project No. 000-36636, as of December 31, 1994, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Atlantic Terrace Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Terrace Limited Partnership as of December 31, 1994, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand

Boston, Massachusetts
February 14, 1995

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

To the Partners
Garden Cove Apartments, Ltd.
Page 2




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

[Letterhead]
[LOGO]


Reznick Fedder & Silverman
Certified Public Accountants   Business Consultants
A Professional Corporation

745 Atlantic Avenue
Suite 800
Boston, MA 02111-2735
(617) 423-5855
Fax (617) 423-6651


Independent Auditors' Report

To the Partners
Garden Cove Apartments, Ltd.

         We have audited the accompanying balance sheet of Garden Cove Apartments, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Cove Apartments, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects as a whole.

Page2


         In accordance with Government Auditing Standards, we have also issued reports dated February 24, 1996 on our consideration of Garden Cove Apartments, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Boston, Massachusetts                       Federal Employer
                                                     Identification # 52-1088612
February 24, 1996

Audit Principal:  Philip A. Weitzel

Arthur Anderson LLP

Report of Independent Public Accountants

To the Partners of
Garden Cove Apartments, Ltd.:

We have audited the accompanying balance sheet of Garden Cove Apartments, Ltd. (a Limited Partnership), HUD Project No. 062-36609, as of December 31, 1994, and the related statements of income and expenses, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Cove Apartments, Ltd. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 6, there is ongoing litigation regarding the general partner interests of Garden Cove Apartments, Ltd. In addition, the Partnership's obligations under certain loan arrangements are not determinable at this time. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

/s/Arthur Anderson LLP

Boston, Massachusetts
February 17, 1995

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

To the Partners
B & C Housing Associates, III
Page 2




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

To the Partners
B & C Housing Associates, III
Page 2





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

[Letterhead]
[LOGO]
Velez, Semprit, Nieves & Co.
San Juan, PR

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

[Letterhead]
[LOGO]
Velez, Semprit, Nieves & Co.
San Juan, PR


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

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

To the Partners
B & C Housing Associates, II
Page 2




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

To the Partners
B & C Housing Associates, II
Page 2





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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited, as of December 31, 1996, and 1995, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

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

To the Partners
Shadow Wood Housing Associates, Limited
Page 2





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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited, as of December 31, 1995, and 1994, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of Wayne Apartments Project Limited Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations.


/s/Ziner & Company, P.C.
January 23, 1997
Boston, Massachusetts

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Wayne Apartments Project Limited Partnership's internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.


/s/Ziner & Company, P.C.

January 26, 1996
Boston, Massachusetts

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

January 23, 1995
Boston, Massachusetts

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

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia


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

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
MUELLER, WALLA & ALBERTSON, P.C.
Kirkwood, Missouri

INDEPENDENT AUDITORS' REPORT

The Partners
DeSoto Associates III, L.P.
St. Louis, Missouri


We have audited the accompanying balance sheet of DeSoto Associates III, L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates III, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1995 financial statements were compiled by us and our report thereon, dated February 9, 1996, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 7, 1997

[Letterhead]
[LOGO]


Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122

(314) 822-6575

Accountants' Compilation Report

The Partners
DeSoto Associates III, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of DeSoto Associates III, L.P. (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1994, were audited by us, and we expressed an unqualified opinion on them in our report dated February 3, 1995, but we have not performed any auditing procedures since that date.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants

February 9, 1996

[Letterhead]
[LOGO]


Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122

(314)822-6575

Independent Auditors' Report

The Partners
DeSoto Associates III, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of DeSoto Associates III, L.P. (a limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates III, L.P. as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1993 financial statements were compiled by us and our report thereon, dated January 5, 1994, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants

February 3, 1995

Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122


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

The financial statements for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on them in our report dated February 6, 1996, but we have not performed any auditing procedures since that date.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 10, 1997

Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122

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

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1995

Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122

(314) 822-6575

Accountants' Compilation Report

The Partners
Warrenton Associates I, L.P.
Warrenton, Missouri

We have compiled the accompanying balance sheet of Warrenton Associates I, L.P. (a limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1993, were audited by us, and we expressed an unqualified opinion on them in our report dated February 3, 1994, but we have not performed any auditing procedures since that date.

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants

February 3, 1995

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

[Letterhead]
[LOGO]
MACDONALD PAGE
South Portland, Maine

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

[LETTERHEAD]
[LOGO]
MACDONALDPAGE
South Portland, Maine

           Independent Auditor's Report

February 10, 1995

Milo Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Milo Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses income tax basis, changes in partners' capital - income tax basis, and cash flows -income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, Georgia

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


/s/KPMG Peat Marwick LLP

January 24, 1997

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, Georgia

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