Form 10-K
period 1998-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1998-06-29
CIK 830997

June 29, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-K for the Year Ended March 31, 1998 Commission File No. 0-17777


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.


Very truly yours,


/s/Dianne Groark
Dianne Groark
Assistant Controller


QH210K-K.98

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

For the fiscal year ended                                 Commission file number
March 31, 1998                                                   0-17777
                                                           --------------------
                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L. P. II
                  -------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

        Delaware                                                 04-3002607
----------------------                                       ------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

 101 Arch Street, 16th Floor
  Boston, Massachusetts                                            02110-1106
--------------------------------------                             ----------
(Address of Principal executive office)                            (Zip Code)


Registrant's telephone number, including area code 617/439-3911
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange on
                  Title of each class                    which registered
                  -------------------                 ------------------------
                           None                              None

Securities registered pursuant to Section 12(g) of the Act:

                 UNITS OF LIMITED PARTNERSHIP INTEREST
                 -------------------------------------
                             (Title of Class)
                                 60,000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                       $60,000,000 as of March 31, 1998
                       --------------------------------

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

Acquisition Reports                                          Part I, Item 1

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

                 ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998

                                    TABLE OF CONTENTS


                                                                 Page No.
PART I

     Item 1      Business                                            K-3
     Item 2      Properties                                          K-6
     Item 3      Legal Proceedings                                   K-14
     Item 4      Submission of Matters to a Vote of
                    Security Holders                                 K-14

PART II

     Item 5      Market for the Registrant's Units and
                    Related Security Holder Matters                  K-15
     Item 6      Selected Financial Data                             K-15
     Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    K-16
     Item 8      Financial Statements and Supplementary Data         K-19
     Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure           K-19

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

The Partnership originally invested as a limited partner in forty limited partnerships ("Local Limited Partnerships") which own and operate forty residential apartment complexes ("Properties") most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

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


                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                     (Unaudited)

               Local Limited                                                      Date Interest
               Partnerships*                            Location                     Acquired
--------------------------------------------       ----------------------       ----------------------
Americus Properties L.P.                           Americus, GA                    10/01/88
Atlantic Terrace L.P.                              Washington, DC                  12/01/88
B&C Housing II Assoc.                              Tulsa, OK                       12/01/88
B&C Housing III Assoc.                             Moore, OK                       10/01/88
Bamberg Properties L.P.                            Bamberg, SC                     01/20/89
Birch Associates                                   Reno, NV                        07/10/88
Blair Senior Housing I, L.P.                       Blair, NE                       01/03/89
Brighton Manor Apartments, L.P.                    Douglasville, GA                12/29/89
Buckfield Housing Assoc.                           Buckfield, ME                   08/01/88
Chapparal Housing Assoc.                           Midland, TX                     12/01/88
DeSoto Associates L.P.                             DeSoto, MO                      03/31/89
Durham Park L.P.                                   Tigard, OR                      12/29/88
Eastmont Estates Assoc.                            Greenburg, PA                   12/01/88
Garden Cove Apartments, Ltd.                       Huntsville, AL                  05/11/89
Grayton Pointe Assoc.**                            Macon, GA                       12/27/88
La Center Associates, L.P.                         La Center, KY                   03/31/89
Lamar Assoc., L.P.                                 Lamar, AR                       12/01/88
Linden Housing Assoc. Inc.                         Reno, NV                        08/01/88
McKinley-Walker Ltd.                               Fitzgerald, GA                  02/08/89
Milo Housing Assoc., L.P.                          Milo, ME                        12/20/89
Monroe Properties L.P.                             Monroe, GA                      12/01/88
Mulberry Assoc. I L.P.                             Mulberry, AR                    12/01/88
Newport Housing Assoc.                             Newport, ME                     08/01/88
Paragould Associates                               Paragould, AR                   12/01/88
San Antonio Ltd., S.E.                             Aguadilla, PR                   10/01/88
Shadow Wood Housing Ltd.                           Chickasha, OK                   12/01/88
Shannon Creste Apts. L.P.                          Union City, GA                  07/10/89
Snapfinger Creste Apts. L.P.**                     Decatur, GA                     12/30/88
Springhill Housing L.P. I                          Casper, WY                      10/01/88
Springhill Housing L.P. II                         Casper, WY                      10/01/88
Springhill Housing L.P. III                        Casper, WY                      10/01/88
Strafford Assoc. L.P.                              Strafford, MO                   03/31/89
Unity Family Housing Assoc.                        Unity, ME                       08/01/88
Ward Manor Associates L.P.                         Ward, AR                        12/01/88
Warrenton Assoc. L.P.                              Warrenton, MO                   03/31/89
Wayne Apartment Project L.P.                       Boston, MA                      12/22/88
Waynesboro Properties L.P.                         Waynesboro, GA                  12/01/88
Willow Creek Housing L.P.                          Reno, NV                        08/01/88
Willowpeg Lane II, L.P.                            Rincon, GA                      10/01/88
Winona Associates I, L.P.                          Winona, MO                      12/01/88

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

**    The Partnership has written off these investments.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership. At March 31, 1998, the Managing General Partner has designated approximately $1,266,000 of cash, cash equivalents and marketable securities as such Reserve.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the
Partnership or its General Partners, with the exception of Garden Cove and Shannon Creste. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) B&C Housing II, B&C Housing III, Shadow Wood Housing, and Chaparral Housing, representing 9.31%, have Interstate Realty as Local General Partner; (ii) Waynesboro Properties, Monroe Properties, Bamberg Properties, Americus Properties, McKinley-Walker Ltd. and Willowpeg Village, representing 4.48%, have Norsouth Corporation as Local General Partner; (iii) Lamar Associates, Mulberry Associates, Paragould Associates, Ward Manor
Associates, Blair Senior Housing, DeSoto Associates, La Center Associates, Strafford Associates, Warrenton Associates and Winona Associates, representing 2.66%, have Joseph A. Shepard and the Lockwood Group as Local General Partners;
(iv) Buckfield Housing, Newport Housing, Milo Housing and Unity Family Housing, representing 2.65%, have Charles B. Mattson and Todd J. Mattson as Local General Partners; (v) Birch Associates, Linden Housing and Willow Creek Housing, representing 3.61%, have Robert F. Nielsen, Dennis F. Johnson and J. Michael Queenan as Local General Partners; and (vi) Springhill Housing I, Springhill Housing II and Springhill Housing III, representing 4.40%, have Delwood Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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


                                                      Capital Contributions
                                                       Total         Paid       Mtge. loans
Local Limited Partnership                  Number    committed at  through      payable at        Type         Occupancy at
Property Name                                of        March 31,   March 31,    December 31,       of            March 31,
Property Location                         Apt. Units     1998          1998          1997        Subsidy*          1998
----------------------------------------  ---------- ------------  ------------ ------------     ----------    ------------
Americus Properties Limited Partnership
Meadowbrook
Americus, GA                                 55      $   333,000   $   333,000   1,465,618         FmHA          100%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                              198        3,073,000     3,073,000  11,144,880       Section 8        96%

B&C Housing Associates, II,
A Limited Partnership
Patrick Henry
Tulsa, OK                                    56          345,000       345,000   1,540,124       Section 8        96%

B&C Housing Associates, III,
A Limited Partnership
Nottingham Square
Moore, OK                                   162        1,612,500     1,612,500   4,239,101       Section 8        93%

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                                  24          162,750       162,750     733,556         FmHA          100%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                    138          780,000       780,000   4,068,699       Section 8        98%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                    12           78,000        78,000     357,968         FmHA          100%




                                                    Capital Contributions
                                                    Total         Paid          Mtge. loans
Local Limited Partnership              Number    committed at     through       payable at        Type         Occupancy at
Property Name                            of         March 31,     March 31,     December 31,        of            March 31,
Property Location                     Apt. Units      1998           1998             1997       Subsidy*         1998
------------------------------------  ---------- -------------- --------------  --------------   --------    --------------
Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                       40        1,050,000      1,050,000       1,213,033          None          97%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                          20          234,000        234,000       1,081,935          FmHA          95%

Chapparal Housing Associates, Ltd.,
     An Oklahoma Limited Partnership
Chapparal
Midland, TX                           124        1,104,050      1,104,050       3,284,896        Section 8       98%

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                             24          118,500        118,500         561,744          FmHA         100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                            224        4,100,000      4,100,000       5,746,634          None          93%

Eastmont Estates Associates
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA                         103          950,000        950,000       2,739,361        Section 8       89%



                                                      Capital Contributions
                                                         Total        Paid      Mtge. loans
Local Limited Partnership                     Number   committed at  through     payable at     Type         Occupancy at
Property Name                                   of       March 31,   March 31,  December 31,      of            March 31,
Property Location                           Apt. Units       1998       1998        1997        Subsidy*         1998
------------------------------------------  ---------- ------------- ---------- -------------   --------    -------------
Garden Cove Apartments, Ltd.
     (A Limited Partnership)**
Garden Cove
Huntsville, AL                              200       3,264,264      3,264,264  5,088,403         None         92%

Grayton Pointe Apartments, L.P. (A)
Grayton Pointe
Macon, GA

La Center Associates Limited Partnership
La Center
La Center, KY                                12          85,125         85,125    396,287         FmHA        100%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                    20         137,250        137,250    623,033         FmHA        100%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                     40         342,750        342,750  1,338,606       Section 8     100%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                               48         330,000        330,000  1,410,501         FmHA         90%

Milo Housing Associates
  (A Limited Partnership)
Milo
Milo, ME                                     24         273,000        273,000  1,257,631         FmHA         96%




                                                      Capital Contributions
                                                                Total      Paid      Mtge. loans
Local Limited Partnership                          Number   committed at  through    payable at     Type      Occupancy at
Property Name                                        of       March 31,   March 31,  December 31,    of        March 31,
Property Location                                Apt. Units     1998        1998         1997      Subsidy*      1998
----------------------------------------------  ---------- -------------  ---------  ------------  --------   ---------
Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                       55          321,750        321,750   1,457,277      FmHA      100%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                     24          164,250        164,250     750,473      FmHA       88%

Newport Housing Associates
      (A Limited Partnership)
Newport Family
Newport, ME                                      24          271,500        271,500   1,257,625      FmHA      100%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                    14          101,625        101,625     464,738      FmHA      100%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aquadilla, PR                                   100          800,250        800,250   3,835,449      FmHA      100%

Shadow Wood Housing Associates, Limited,
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK                                    61          450,000        450,000     744,811    Section 8    82%

Shannon Creste Apartments, L.P.**
Shannon Creste
Union City, GA                                  200        3,635,000      3,635,000   6,162,814      None       91%





                                                  Capital Contributions
                                                     Total          Paid        Mtge. loans
Local Limited Partnership                Number    committed at    through      payable at       Type     Occupancy at
Property Name                              of        March 31,     March 31,    December 31,       of       March 31,
Property Location                       Apt. Units       1998          1998          1997       Subsidy*       1998
--------------------------------------- ---------- ------------  ------------   ------------   --------    ------------
Snapfinger Creste Apartments, L.P.(B)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                              32         408,500         408,500      1,030,781      Section 8      100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                              48         597,000         597,000      1,407,505      Section 8      100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                              47         653,000         653,000      1,491,243      Section 8      100%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                           12          64,500          64,500        293,432        FmHA          92%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                               20         222,000         222,000      1,005,922        FmHA         100%

Ward Manor Associates I Limited
       Partnership
Ward Manor
Ward, AR                                16         114,750         114,750        522,911        FmHA          81%



                                                     Capital Contributions
                                                               Total        Paid     Mtge. loans
Local Limited Partnership                        Number    committed at    through   payable at        Type      Occupancy at
Property Name                                      of         March 31,   March 31,  December 31,       of         March 31,
Property Location                              Apt. Units      1998        1998            1997       Subsidy*       1998
---------------------------------------------  ----------  ------------  ---------- ---------------  --------     ------------
Warrenton Associates I, L.P.
    (A Limited Partnership)
Warrenton
Warrenton, MO                                   16             78,375        78,375     374,345         FmHA         94%

Wayne Apartments Project Limited Partnership
     (A Massachusetts Limited Partnership)
Wayne
Boston, MA                                     349         10,937,500    10,600,000  13,594,589       Section 8      93%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                                  36            217,500       217,500     947,973         FmHA        100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                        25            240,000       240,000     895,140       Section 8      96%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                      48            325,500       325,500   1,471,863         FmHA         98%




                                                  Capital Contributions
                                                    Total           Paid        Mtge. loans
Local Limited Partnership            Number     committed at       through      payable at        Type         Occupancy at
Property Name                         of           March 31,      March 31,     December 31,       of            March 31,
Property Location                   Apt. Units       1998            1998            1997        Subsidy*         1998
----------------------------------  ---------- --------------   -------------   ---------------  --------    -------------
Winona Associates I, L.P.
Winona
Winona, MO                               12          62,250          62,250           279,154     FmHA           92%
                                    -------    ------------    ------------     -------------
                                      2,663      38,038,439      37,700,939        86,280,055
                                    =======
     Less Combined Entities**                     6,899,264       6,899,264        11,251,217
                                               ------------    ------------     -------------
                                               $ 31,139,175    $  30,801,675    $  75,028,838
                                               ============    =============    ==============


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

      (A) The Partnership's investment in Grayton Pointe Apartments, L.P. was written off as of October 7, 1997.

      (B) The Partnership's investment in Snapfinger Creste Apartments, L.P. was written off as of March 31, 1997.

Two Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Wayne Apartment Project Limited Partnership. Wayne, representing 28.12% of the total capital contributions in Local Limited Partnerships, is a 349-unit apartment complex located in Boston, Massachusetts.

Wayne is financed by a combination of private and public sources, including a first mortgage at 7% interest and financing for a completed rehabilitation program at 10.75% interest. In addition to this, additional financing for the rehabilitation program is being provided by the U.S. Housing and Urban Development at an interest rate of 9.25%.

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Durham Park Limited Partnership. Durham Park, representing 10.88% of the total capital contributions in Local Limited Partnerships, is a 224 -unit apartment complex located in Tigard, Oregon.

Durham Park is financed through a mortgage secured through Travelers Insurance Company at 10.25%. The loan is amortized over 30 years, with a balloon payment due at maturity.

The duration of the leases for occupancy in the Properties described above are six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of the Report.


Item 3.  Legal Proceedings

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former managing general partner of Garden Cove. On March 11, 1996 a jury trial began. Four days into the trial, an out of court settlement was reached, which was believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (about $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. It appears that a favorable settlement of the Saunders matter is achievable but only makes sense in the broader context of a mortgage restructuring for this property (which is experiencing substantial deficits). The Managing General Partner will soon learn whether a mortgage restructuring and settlement can be obtained.

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

As of June 15, 1998, there were $4,125 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 1998, 1997 and 1996, no cash distributions were made.


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

                                        March 31,       March 31,        March 31,       March 31,         March 31,
                                          1998             1997            1996            1995              1994
                                       ------------    -------------    ------------    ------------     --------------
Revenue (C)                          $    2,268,532  $    1,265,748    $    947,856   $    953,580       $   996,730
Equity in losses of Local Limited
   Partnerships (C)                      (2,249,569)     (3,340,844)     (2,808,887)    (4,475,806)       (4,360,009)
Extraordinary item                                -         265,381               -              -                 -
Net loss                                 (3,219,105)     (4,914,046)     (3,770,322)    (5,531,873)       (5,155,439)
   Per Limited Partnership Unit              (53.12)         (81.08)         (62.21)        (91.28)           (85.06)
Cash and cash equivalents                   722,737         318,451         164,590        614,257            84,503
Marketable securities (C)                   966,668       1,319,499       1,739,223      2,577,466         3,554,971
Investment in Local Limited
   Partnerships                           5,985,365       8,506,576      14,387,959     16,561,339        21,252,887
Total assets (A)                         20,546,738      23,553,010      22,891,866     27,513,613        32,894,160
Long-term debt (C)                       11,247,950      11,271,738       5,133,950      5,153,852         5,131,380
Total liabilities (C)                    12,105,704      11,891,610       6,062,741      6,969,001         6,809,678
Cash distribution                                 -               -               -              -                 -
   Per Limited Partnership Unit                   -               -               -              -                 -
Other Data
Passive loss (B)                         (2,423,158)     (4,239,701)     (4,710,892)    (5,841,796)       (5,494,466)
   Per Limited Partnership Unit (B)          (39.99)         (69.96)         (77.73)        (96.39)           (90.66)
Portfolio income (B)                        234,460         235,195         402,609        204,369           352,145
   Per Limited Partnership Unit (B)            3.87            3.88            6.64           3.37              5.81
Low-Income Housing Tax Credits (B)        7,629,830       8,894,928       8,905,714      8,897,453         8,893,337
   Per Limited Partnership Unit (B)          125.89          146.77          146.67         146.54            146.47
Recapture of Low-Income Housing
   Tax Credits (B)                        4,785,777               -               -              -                 -
   Per Limited Partnership Unit (B)           78.97               -               -              -                 -
Local Limited Partnership interests
   owned at end of period                        38              40              40             40                40

(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1997, 1996, 1995, 1994 and 1993 represents the amount distributed to individual investors. Corporate investors received $131.82, $153.93, $154.11, $153.98 and $153.91 per
        Unit in 1997, 1996, 1995, 1994 and 1993, respectively.

(C)     March 31, 1998 and 1997  revenue  includes  $1,926,634  and  $1,145,805, respectively, of total revenue from Garden Cove and Shannon Creste that is included in combined revenue on the statement of operations. March 31, 1996, 1995 and 1994 revenue includes $775,200, $767,745 and
        $763,335, respectively, of total revenue from Garden Cove that is included in combined revenue on the Statement of Operations.

        March 31, 1998 and 1997 equity in losses of Local Limited Partnerships does not include $702,467 and $267,382, respectively, of losses from Garden Cove and Shannon Creste that have been combined with the Partnership's loss in the statement of operations. March 31, 1996, 1995 and 1994 equity in losses of Local Limited Partnerships does not include $510,735, $568,887 and $514,225, respectively, of losses from Garden Cove that have been combined with the Partnership's loss in the Statement of Operations.

        March 31, 1998 and 1997 cash and cash equivalents includes $36,819 and $18,660, respectively, of cash and cash equivalents from Garden Cove and Shannon Creste that has been combined with the Partnership in the balance sheet. March 31, 1996, 1995 and 1994 cash and cash equivalents includes $39,820, $17,488 and $13,642, respectively, of cash and cash equivalents from Garden Cove that has been combined with the Partnership's Balance Sheet.

        For March 31, 1998 and 1997, the long-term debt is related to Garden Cove and Shannon Creste. For March 31, 1996, 1995 and 1994, the long-term debt is related to Garden Cove.

       March 31, 1998 and 1997 total liabilities include $11,573,343 and $11,628,066, respectively, of liabilities from Garden Cove and Shannon Creste that have been combined with the Partnership on the balance sheet. March 31, 1996, 1995 and 1994 total liabilities include $5,248,781, $6,811,086 and $6,665,780, respectively, of liabilities from Garden Cove that have been combined with the Partnership's Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $722,737 as compared to $318,451 at March 31, 1997. The increase is primarily attributable to cash provided by operating activities, cash distributions received from Local Limited Partnerships, proceeds from sales of marketable securities in excess of purchases of marketable securities offset by purchases of rental property.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $39,000 have been paid from Reserves. The Partnership also advanced approximately $1,231,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At March 31, 1998, approximately $1,266,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At March 31, 1998, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three years ended March 31, 1998. Based on the results of 1997 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1998 versus 1997

The Partnership's results of operations for the year ended March 31, 1998 resulted in a net loss of $3,219,105 as compared to a net loss of $4,914,046 for the same period in 1997. The decrease in net loss is primarily due to an increase in rental and other income and a decrease in equity in losses of Local Limited Partnerships. In addition, during the year ended March 31, 1997, the Partnership wrote off its investment in two Local Limited Partnerships (Snapfinger Creste and Grayton Pointe). Also, the Partnership recognized cancellation of debt income during the year ended March 31, 1997 for one Combined Entity. These decreases to net loss are offset by increases to rental operations, property management fees, interest expense, depreciation and bad debt expense. Other income increased due to the return of an escrow the Partnership had funded for Grayton Pointe which was returned once the Local Limited Partnership was written off. The decrease in equity in losses is due to fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. The increases in rental income, rental operations, property management fees, interest expenses and depreciation are due to the combination of Shannon Creste, which was effective for only a portion of the year ended March 31, 1997. The increase in bad debt expense is due to the Partnership's write off of receivables from Snapfinger Creste and Grayton Pointe.

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

Effect of recently issued Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

Low-Income Housing Tax Credits

The 1997, 1996 and 1995 Low-Income Housing Tax Credits per Unit for individuals were $125.67, $146.77 and $146.67, respectively. The 1997, 1996 and 1995
Low-Income Housing Tax Credits per Unit for corporations were $131.82, $153.93 and $154.11, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits were expected to be stable for the six years subsequent to 1991 and then to decrease as certain properties reach the end of the ten-year credit period.

Property Discussions

Prior to the transfer of two Local Limited Partnerships, Limited Partnership interests had been acquired in forty Local Limited Partnerships which own and operate rental properties located in fifteen states, Washington, D.C. and Puerto Rico. Thirty of the properties with 2,325 apartments were newly constructed, and eight properties with 733 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the properties have stable operations and are operating at break-even or generating operating cash flow.

Some of the properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

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

Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all of which are located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood has experienced severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Given the severity of the operating deficits for Shadow Wood, it is possible that the Partnership will not be able to retain its interest in the property through 1998. A foreclosure would result in recapture for investors of one third of the cumulative tax credit benefits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Local General Partners are working to improve operating results for these properties through contract rent increases and debt service relief. Due to the Managing General Partner's concerns regarding the long term viability of these properties, negotiations are underway with the Local General Partner to develop a plan that will address these concerns.

Garden Cove, located in Huntsville, Alabama, remains unable to fully cover debt service from operating income due to depressed rents and collection problems. These deficits are being funded from Partnership Reserves. The Managing General Partner continues to work with the management agent to find further ways to decrease the operating deficits while implementing capital improvement strategies that will improve property marketability. Further, the Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. This restructure may result in converting a portion of the first mortgage into a cash flow second mortgage and increasing the replacement reserve monthly deposits. It is likely that without a modification, the lender will exercise its right to foreclose on the property. A foreclosure would result in recapture for investors of one third of the cumulative tax credit benefits.

As previously reported, Snapfinger Creste and Grayton Pointe, both of which are located in Georgia and share the same Local General Partner, were affected by a weak rental market and deferred maintenance issues. Although the initial foreclosure deadline was extended, the Partnership transferred its interests in Snapfinger Creste through a foreclosure on August 5, 1997. Despite further extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. These transfers resulted in recapture for investors of one third of the cumulative tax credit benefits in 1997, the allocation of taxable income to the Partnership and loss of future benefits associated with these properties. For financial reporting purposes, the Partnership's investment in Snapfinger Creste was written off as of March 31, 1997 and Grayton Pointe was written off as of October 7, 1997.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value, and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 1998, 1997 and 1996.

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

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director, Vice President and Chief Operating Officer of the General Partner on March 23, 1998.

The Managing General Partner was incorporated in February 1988. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                       Managing Director and President
Michael H. Gladstone               Managing Director, Vice President and Clerk
Randolph G. Hawthorne              Managing Director, Vice President and
                                     Chief Operating Officer
James D. Hart                      Chief Financial Officer and Treasurer
Paul F. Coughlan                   Vice President
Peter G. Fallon, Jr.               Vice President
William E. Haynsworth              Vice President

The other General Partner of the Partnership is Arch Street Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in August 1988. The General Partner of Arch Street L.P. are Messrs. A. Harold Howell and William E. Haynsworth.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA, 1982). He joined Boston Financial in 1985 and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

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

As of March 31, 1998, Arch Street L.P. owns five (unregistered) Units not included in the 60,000 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1998 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement, as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 1998. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1998.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1998.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $6,979 per property (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1998 are as follows:

                                  1998              1997             1996
                              ------------      -----------      ------------

Asset management fees         $ 277,743         $ 272,905        $ 265,722

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1998 are as follows:

                            1998              1997             1996
                           --------         --------           --------

Salaries and benefits      $118,425         $107,933           $114,145

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

Additionally, BFPM is the management agent for Garden Cove and Shannon Creste, properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1998 are fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995, respectively, are as follows:


                                1998              1997               1996
                             ------------      -----------        -----------

 Property management fees       $79,942            $50,797           $36,328


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners during the three years ended March 31, 1998.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1998 is presented in Note 6 to the Financial Statements.

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

       (a)(3)      Exhibit Index contained herein
       (a)(3)(b)   Reports on Form 8-K:
                   No reports on Form 8-K were filed during the quarter ended March 31, 1998.

       (a)(3)(c)   Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

     27.Financial Data Schedule

     28.Additional Exhibits

        (a)    28.1 Reports of Other Independent Auditors

        (b)    Audited financial statements of Local Limited Partnerships

               Wayne Apartments Project Limited Partnership

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:Arch Street Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                  Date: 6/29/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Randolph G. Hawthorne                 Date: 6/29/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Michael H. Gladstone                   Date: 6/29/98
           Michael H. Gladstone,
           A Managing Director

                                       F-1


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

        Annual Report on Form 10-K for the Year Ended March 31, 1998
                                   Index


                                                                      Page No.

Reports of Independent Accountants
     For the years ended March 31, 1998, 1997 and 1996                  F-2

Financial Statements

     Combined Balance Sheets - March 31, 1998 and 1997                  F-3

     Combined Statements of Operations - Years Ended
       March 31, 1998, 1997 and 1996                                    F-4

     Combined  Statements of Changes in Partners'  Equity
     (Deficiency) - Years Ended March 31, 1998, 1997 and 1996           F-5

     Combined Statements of Cash Flows - Years Ended
       March 31, 1998, 1997 and 1996                                    F-6

     Notes to the Combined Financial Statements                         F-8

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated
       Depreciation                                                     F-24


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. II:

We have audited the accompanying combined balance sheets of Boston Financial Qualified Housing Tax Credits L.P. II (A Limited Partnership) (the "Partnership") as of March 31, 1998 and 1997 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for each of the three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1998 and 1997, 76% and 75% of total assets, and for the years ended March 31, 1998, 1997 and 1996, 85% , 88% and 100% of the equity in losses, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the combined financial position of the Partnership as of March 31, 1998 and 1997, and the combined results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 11, 1998

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997

                                                                        1998                    1997
                                                                   -------------             ------------
Assets

Cash and cash equivalents                                          $     722,737             $    318,451
Marketable securities, at fair value (Note 3)                            966,668                1,319,499
Accounts receivable                                                       30,589                  100,572
Tenant security deposits                                                  46,223                   30,976
Investments in Local Limited Partnerships
   (Note 4)                                                            5,985,365                8,506,576
Rental property at cost, net of
   accumulated depreciation (Note 7)                                  12,141,809               12,293,738
Mortgage escrow deposits                                                 136,287                  139,547
Operating reserves                                                        35,926                  337,353
Replacement reserves                                                     105,759                   74,617
Deferred fees (net of accumulated amortization
   of $172,729 and $147,413, respectively)                               311,903                  337,219
Other assets                                                              63,472                   94,462
                                                                   -------------             ------------
     Total Assets                                                  $  20,546,738             $ 23,553,010
                                                                   =============             ============

Liabilities and Partners' Equity

Mortgage notes payable (Note 8)                                    $  11,247,950             $ 11,271,738
Note payable                                                               3,266                    9,800
Accounts payable to affiliate (Note 6)                                   566,352                  251,522
Accounts payable and accrued expenses (Note 11)                          162,072                  269,009
Accrued interest payable (Note 8)                                         71,753                   38,128
Security deposits payable                                                 54,311                   51,413
                                                                   -------------             ------------
     Total Liabilities                                                12,105,704               11,891,610
                                                                   -------------             ------------

Minority interests in Local Limited Partnerships                        (159,824)                (149,588)
                                                                   -------------             ------------

Commitments (Note 10)

General, Initial and Investor Limited Partners' Equity                 8,592,833               11,811,938
Net unrealized gains (losses) on marketable securities                     8,025                     (950)
                                                                   -------------             ------------
     Total Partners' Equity                                            8,600,858               11,810,988
                                                                   -------------             ------------
     Total Liabilities and Partners' Equity                        $  20,546,738             $ 23,553,010
                                                                   =============             ============

             The accompanying notes are an integral part of these combined financial statements

                        COMBINED STATEMENTS OF OPERATIONS

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                           1998               1997               1996
                                                      -----------        ------------        ------------
Revenue:
   Rental                                             $  1,870,527       $  1,093,703        $    752,707
   Investment (Note 3)                                      95,837            112,513             151,685
   Other                                                   302,168             59,532              43,464
                                                      ------------       ------------        ------------
     Total Revenue                                       2,268,532          1,265,748             947,856
                                                      ------------       ------------        ------------

Expenses:
   Asset management fees - related party (Note 6)          277,743            272,905             265,722
   General and administrative
    (includes reimbursements to an affiliate
    in the amount of $118,425, $107,933 and
    $114,145) (Note 6)                                     214,600            203,382             221,974
   Bad debt expense                                         14,555                  -                   -
   Rental operations, exclusive of depreciation          1,078,426            592,266             464,173
   Property management fees, related party (Note 6)         79,942             50,797              36,328
   Interest (Note 8)                                       887,572            636,940             498,745
   Write-off of Investment in Local
     Limited Partnership                                         -            812,892                   -
   Depreciation                                            557,845            385,057             279,083
   Amortization                                            137,621            150,878             148,374
                                                      ------------       ------------        ------------
     Total Expenses                                      3,248,304          3,105,117           1,914,399
                                                      ------------       ------------        ------------

Loss before minority interest
   in loss of Local Limited Partnership,
   equity in losses of Local
   Limited Partnerships and
   cancellation of indebtedness                           (979,772)        (1,839,369)           (966,543)

Minority interest in loss of Local
   Limited Partnership                                      10,236                786               5,108

Equity in losses of Local Limited
   Partnerships (Note 4)                                (2,249,569)        (3,340,844)         (2,808,887)
                                                      ------------       ------------        ------------

Loss before extraordinary item                          (3,219,105)        (5,179,427)         (3,770,322)

Extraordinary gain on cancellation of indebtedness
   (Note 12)                                                     -            265,381                   -
                                                      ------------       ------------        ------------

Net Loss                                              $ (3,219,105)      $ (4,914,046)       $ (3,770,322)
                                                      ============       ============        ============

Net Loss allocated:
   To the General Partners                            $    (32,191)      $    (49,140)       $    (37,703)
   To the Limited Partners                              (3,186,914)        (4,864,906)         (3,732,619)
                                                      ------------       ------------        ------------
                                                      $ (3,219,105)      $ (4,914,046)       $ (3,770,322)
                                                      ============       ============        ============

Loss before extraordinary item per Limited
   Partnership Unit (60,000 Units)                    $     (53.12)      $     (85.46)       $    (62.21)
                                                      ============       ============        ===========

Extraordinary gain on cancellation of indebtedness
   per Limited Partnership Unit (60,000 Units)        $          -       $      4.38         $          -
                                                      ============       ============        ============

Net Loss per Limited
   Partnership Unit (60,000 Units)                    $     (53.12)      $    (81.08)        $    (62.21)
                                                      ============       ===========         ===========

                   The accompanying notes are an integral part of these combined financial statements

          COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gain
                                       Partners        Partners        Partners          (Losses)             Total

Balance at March 31, 1995             $  (322,355)    $   5,000      $ 20,813,661      $ (54,268)    $   20,442,038

Net change in net unrealized losses
   on marketable securities
   available for sale                           -             -                 -         59,943             59,943

Net Loss                                  (37,703)            -        (3,732,619)             -         (3,770,322)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1996                (360,058)        5,000        17,081,042          5,675         16,731,659

Net change in net unrealized gains
   on marketable securities
   available for sale                           -             -                 -         (6,625)            (6,625)

Net Loss                                  (49,140)            -        (4,864,906)             -         (4,914,046)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1997                (409,198)        5,000        12,216,136           (950)        11,810,988

Net change in net unrealized
   losses on marketable securities
   available for sale                                                                      8,975              8,975

Net Loss                                  (32,191)            -        (3,186,914)             -         (3,219,105)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1998             $  (441,389)    $   5,000      $  9,029,222      $   8,025     $    8,600,858
                                      ===========     =========      ============      =========     ==============




                        COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                              1998              1997            1996
                                                           ------------     ------------    ------------

Cash flows from operating activities:
   Net Loss                                                $ (3,219,105)    $(4,914,046)     $(3,770,322)
   Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships           2,249,569       3,340,844        2,808,887
     Extraordinary gain on cancellation of indebtness                 -        (265,381)               -
     Minority interest in loss of
      Local Limited Partnerships                                (10,236)           (786)          (5,108)
     Cash distribution income included in cash
       distributions from Local Limited Partnerships             (5,303)         (5,913)          (1,046)
     Decrease in operating reserves                             301,427               -                -
     (Gain) loss on sale of marketable securities                 1,343           5,473             (723)
     Bad debt expense                                            14,555               -                -
     Write-off of Investment in Local Limited Partnership             -         812,892                -
     Depreciation and amortization                              695,466         535,935          427,457
     Decrease in due to developer                                     -               -         (282,030)
     Increase  (decrease)  in cash arising from changes
       in operating  assets and
      liabilities:
       Interest receivable                                            -          (3,861)          (6,222)
       Insurance proceeds receivable                                  -         375,000                -
       Accounts receivable                                       (7,474)         (7,883)           9,870
       Tenant security deposits                                 (15,247)          3,946              (84)
       Other assets                                              30,990         (55,008)          22,727
       Accounts payable to affiliates                           314,830         165,344           14,513
       Accounts payable and accrued expenses                   (106,937)       (685,397)         269,322
       Accrued interest payable                                  33,625            (163)            (148)
       Security deposits payable                                  2,898          (2,240)          (1,570)
                                                           ------------     -----------      -----------
Net cash provided by (used for) operating activities            280,401        (701,244)        (514,477)
                                                           ------------     -----------      -----------

Cash flows from investing activities:
   Proceeds from notes receivable                                     -          85,769                -
   Purchases of marketable securities                          (848,387)       (958,177)      (2,275,163)
   Proceeds from sales and maturities
     of marketable securities                                 1,208,850       1,365,803        3,174,072
   Capital contributions to Local Limited Partnerships                -               -         (850,000)
   Cash distributions received from Local
     Limited Partnerships                                       164,640         450,686           74,771
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                    -           8,593                -
   Purchase of rental property                                 (405,916)        (23,870)        (100,508)
   Advances to affiliate                                              -         (85,789)          (6,777)
   Replacement reserve deposits                                       -               -          (37,159)
   Disbursement from replacement reserves                       (31,142)         (5,355)         113,213
                                                           ------------     -----------      -----------
Net cash provided by investing activities                        88,045         837,660           92,449
                                                           ------------     -----------      -----------

Cash flows from financing activities:
   Repayment of mortgage notes payable                          (23,788)        (31,021)         (19,902)
   Repayment of note payable                                    (6,534)              -                -
   Mortgage escrow deposits                                       3,260          (2,418)          (7,737)
   Advances from affiliate                                       62,902          50,884                -
                                                           ------------     -----------      -----------
Net cash provided by (used for) financing activities             35,840          17,445          (27,639)
                                                           ------------     -----------      -----------

                     The accompanying notes are an integral part of these combined financial statements


                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                              1998               1997           1996
                                                           ------------      -----------     -----------

Net increase (decrease) in cash and cash
   equivalents                                                  404,286          153,861        (449,667)

Cash and cash equivalents, beginning                            318,451          164,590         614,257
                                                           ------------      -----------     -----------

Cash and cash equivalents, ending                          $    722,737      $   318,451     $   164,590
                                                           ============      ===========     ===========

Supplemental disclosure:
   Cash paid for interest                                  $    853,948      $   637,103     $   498,893
                                                           ============      ===========     ===========


Non-cash disclosure:

Release of amount Due to
   developer in connection
   with the Garden Cove settlement                         $          -      $        -      $ 1,261,445
                                                           ============      ==========      ===========


Conversion of project expense
   loan liability to capital contribution,
   special limited partner of Shannon Creste               $          -      $   245,524     $         -
                                                           ============      ===========     ===========


                    The accompanying notes are an integral part of these combined financial statements


                                      F-25
                   Notes to the Combined Financial Statements

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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 4%, and accordingly, it transferred the additional funds to the Reserve. At March 31, 1998, the Managing General Partner has designated approximately $1,266,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities (defined below), using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995.

On July 25, 1991, an affiliate of the Partnership's General Partners, SLP, Inc., deemed it necessary to take control of the management of Garden Cove Apartments, Ltd. ("Garden Cove"), a Local Limited Partnership in which the Partnership has invested. SLP, Inc. organized BF Alabama, Inc. which was admitted as an additional General Partner with a 51% voting interest in management matters related to Garden Cove Apartments, Ltd. and is responsible for the management of the property. BF Alabama, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the General Partner of Garden Cove is an affiliate of the Partnership and has a controlling financial interest in Garden Cove, as set forth in paragraph 22 of ARB 51, these combined financial statements include all financial activity of Garden Cove Apartments, Ltd. for the years ended December 31, 1997, 1996 and 1995. All significant inter-company balances and transactions have been eliminated.

On August 20, 1996, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., became the Local General Partner, responsible for all management decisions in Shannon Creste Apartments, L.P. ("Shannon Creste"). Boston Financial GP-1 L.L.C. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the Local General Partner of Shannon Creste is now an affiliate of the Partnership and has a controlling financial interest in Shannon Creste, as set forth in paragraph 22 of ARB 51, these combined financial statements include financial activity of Shannon Creste for the year ended December 31, 1997 and for the period from September 1, 1996 through December 31, 1996. All significant intercompany balances and transactions have been eliminated.

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

Effect of recently issued Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.

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

Rental Property

Real estate and personal property of the Combined Entities are recorded in accordance with SFAS 121. Depreciation is provided for in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives by use of the straight-line and accelerated methods for financial reporting purposes. For income tax purposes, accelerated lives and methods are used.

Rental Income

Rental income, principally from short-term leases on the Combined Entities' apartment units, is recognized as income as the rentals become due.

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


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized           Fair
                                                Cost             Gains            Losses             Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $     731,850      $     5,314       $     (179)     $     736,985

Mortgage backed securities                       218,970            2,904                -            221,874

Other debt securities                              7,823                -              (14)             7,809
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 1998                       $     958,643      $     8,218       $     (193)     $     966,668
                                           =============      ===========       ===========     =============

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $     763,961      $     5,932       $   (2,176)     $     767,717

Mortgage backed securities                       516,513               99           (4,800)           511,812

Other debt securities                             39,975                -               (5)            39,970
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 1997                       $   1,320,449      $     6,031       $   (6,981)     $   1,319,499
                                           =============      ===========       ==========      =============



The contractual maturities at March 31, 1998 are as follows:

                                             Cost            Fair Value

Due in one year or less               $     399,121       $     399,301
Due in one year to five years               340,552             345,493
Mortgage backed securities                  218,970             221,874
                                      -------------       -------------
                                      $     958,643       $     966,668
                                      =============       =============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,209,000, $1,366,000 and $3,174,000 in 1997, 1996 and 1995,
respectively. Included in investment income are gross gains of $4,375, $8,957 and $19,251 and gross losses of $5,718, $14,430 and $18,528 which were realized on these sales in 1997, 1996 and 1995, respectively.


4.   Investments in Local Limited Partnerships

The Partnership has acquired limited partner interests in thirty-six Local Limited Partnerships (excluding Snapfinger Creste and Grayton Pointe, which have been written off, and the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste in 1998 and 1997 and Grayton Pointe in 1998, at March 31:

                                                          1998             1997              1996
                                                     -------------     -------------    -------------

Capital contributions paid to Local Limited
   Partnerships and purchase price paid
   to withdrawing partners of Local
   Limited Partnerships                              $  30,801,675     $  33,326,675    $  40,811,675

Cumulative equity in losses of Local Limited
   Partnerships  (excluding cumulative unrecognized
   losses of $2,241,841, $1,948,556 and $912,349
   in 1998, 1997 and 1996, respectively)               (27,298,985)      (27,806,907)     (30,295,178)

Cumulative cash distributions received
   from Local Limited Partnerships                      (1,009,909)         (869,645)        (484,476)
                                                     -------------     -------------    -------------

Investments in Local Limited Partnerships
   before adjustment                                     2,492,781         4,650,123       10,032,021

Excess of investment costs over the
   underlying net assets acquired:

       Acquisition fees and expenses                     4,771,921         5,084,529        5,561,180

       Accumulated amortization of acquisition
       fees and expenses                                (1,279,337)       (1,228,076)      (1,205,242)
                                                     -------------     -------------    -------------

Investments in Local Limited Partnerships            $   5,985,365     $   8,506,576    $  14,387,959
                                                     =============     =============    =============


Summarized financial information for each of the three years ended December 31, 1997, 1996 and 1995 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,

                                                           1997             1996              1995
                                                      -------------     --------------   ---------------
Assets:
   Investment property, net                           $  77,825,299     $   94,754,454   $   106,293,817
   Current assets                                         1,927,060          2,033,994         2,590,314
   Other assets                                           4,807,697          5,833,632         6,216,946
                                                      -------------     --------------    --------------
      Total Assets                                    $  84,560,056     $  102,622,080   $   115,101,077
                                                      =============     ==============   ===============

Liabilities and Partners' Equity:
   Long-term debt                                     $  74,043,101     $   84,909,248   $    94,673,640
   Current liabilities (includes current
      portion of long-term debt)                          3,032,307          7,080,276         3,242,430
   Other liabilities                                      8,467,246          8,956,403        10,126,946
                                                      -------------     --------------   ---------------
      Total Liabilities                                  85,542,654        100,945,927       108,043,016
                                                      -------------     --------------   ---------------

Partners' Equity:
   Partnership's Equity                                     236,061          3,195,732         8,690,159
   Less capital contributions receivable                   (337,501)          (337,501)         (337,501)
                                                      -------------     --------------   ---------------
                                                           (101,440)         2,858,231         8,352,658
   Other Partners' Equity                                  (881,158)        (1,182,078)       (1,294,597)
                                                      -------------     --------------   ---------------
      Total Partners' Equity                               (982,598)         1,676,153         7,058,061
                                                      -------------     --------------    --------------
      Total Liabilities and Partners' Equity          $  84,560,056     $  102,622,080   $   115,101,077
                                                      =============     ==============   ===============

Summarized Income Statements - for
the years ended December 31,

Rental and other income                               $  15,388,644     $   17,934,257   $    19,728,805
                                                      -------------     --------------   ---------------

Expenses:
   Operating                                              8,516,582          9,945,887         9,446,565
   Interest                                               5,943,200          7,585,562         8,535,963
   Depreciation and amortization                          3,975,747          4,829,056         5,074,826
                                                      -------------     --------------   ---------------
      Total Expenses                                     18,435,529         22,360,505        23,057,354
                                                      -------------     --------------   ---------------

Net Loss                                              $  (3,046,885)    $   (4,426,248)  $    (3,328,549)
                                                      =============     ==============   ===============

Partnership's share of net loss                       $  (3,016,416)    $   (4,371,138)  $    (3,294,559)
                                                      =============     ==============   ===============

Other Partners' share of net loss                     $     (30,469)    $      (55,110)  $       (33,990)
                                                      =============     ==============   ===============


The summarized financial information of the Local Limited Partnerships does not include Garden Cove for the years ended December 31, 1997, 1996 and 1995 and does not include Shannon Creste for the year ended December 31, 1997 and for the period September 1, 1996 through December 31, 1996. The balance sheets and statements of operations of these Local Limited Partnership are combined with the Partnership's financial statements as of the dates control was taken over by an affiliate of the Partnership. As a result, this summarized information is not comparable from year to year.

For the years ended March 31, 1998, 1997 and 1996, the Partnership has not recognized $772,152, $1,036,207 and $486,718, respectively, of equity in losses relating to nineteen Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

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

Despite extensive negotiations, the lender exercised its option to foreclose on Grayton Pointe on October 7, 1997. This will result in recapture for investors of one third of the tax credit benefits, the allocation of taxable income to the Partnership on the 1997 tax return and loss of future benefits associated with this property. For financial reporting purposes, the investment in Grayton Pointe was written off as of October 7, 1997

The Partnership's equity as reflected by the Local Limited Partnerships of $(101,440) differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $2,492,781 principally because: a) the Partnership has not recognized $2,241,841 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; and c) cash distributions paid to the Partnership during the quarter ended March 31, 1998 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1997.


5.   Notes and Interest Receivable

On December 15, 1993, the Partnership executed promissory notes with Linden Housing Associates, Limited Partnership ("Linden") and Willow Creek Housing Associated, Ltd. ("Willow Creek"), two Local Limited Partnerships in which it has invested, for $87,294 and $56,742, respectively, for the reimbursement of expenses incurred by the Partnership on their behalf in relation to the Mod Rehab issue. Interest on the unpaid principal of these notes was calculated at the prime rate. The prime rate as of March 7, 1997 was 8.25%. The outstanding balance of the notes plus accrued interest was paid in full on March 7, 1997.


6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $6,979 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $277,743, $272,905 and $265,722 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in accounts payable to affiliates is $482,980 and $205,237 of Asset Management Fees due to an affiliate of the Managing General Partner at March 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $118,425, $107,933 and $114,145, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 1998 and 1997, $17,173 and $26,677, respectively, is payable to an affiliate of the Managing General Partner.

Additionally, BFPM is the management agent for Garden Cove and Shannon Creste (effective August 20, 1996), properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%,
             Notes to the Combined Financial Statements (continued)

6.   Transactions with Affiliates (continued)

respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1997 is $79,942, $50,797 and $36,328 of fees earned by BFPM for the year ended December 31, 1997, the period ended December 31, 1996 and the year ended December 31, 1995, respectively.

7.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded in accordance with SFAS 121, the components of which are as follows at December 31:

                                         1998                1997
                                     -------------      -------------

   Buildings                         $  14,348,742      $  14,725,712
   Land and land improvements            1,980,744          1,287,465
   Furniture and fixtures                  414,612            325,005
                                     -------------      -------------
                                        16,744,098         16,338,182
   Less:  accumulated depreciati         4,602,289          4,044,444
                                     -------------      -------------
   Total                             $  12,141,809      $  12,293,738
                                     =============      =============


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

In December 1997, Garden Cove did not make its minimum debt service payment and is considered in default of the mortgage. Therefore, at December 31, 1997, the entire mortgage principal balance of $5,088,403 is considered current.

It is not practicable to estimate the fair value of this mortgage because neither current refinancing terms nor programs with similar characteristics are currently available.

Shannon Creste

The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division and bears interest at the rate of 10.375% per annum. Principal and interest are payable by Shannon Creste in monthly installments of $57,946 based on an amortization period of 30 years.

Effective October 1, 1997, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1997 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999, interest

             Notes to the Combined Financial Statements (continued)

8.   Mortgage Notes Payable (continued)

at the rate of seven percent (7%) per annum shall be due and payable monthly. On April 1, 1999 the interest shall be adjusted and increased to the rate of nine and three-quarters percent (9.75%) per annum.

Commencing on May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance, together with all accrued but unpaid interest, shall be due and payable on February 1, 2001. The liability of Shannon Creste under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Approximate principal payments to be made on the mortgage note for each of the next five years are as follows:

                              Year ended December 31:

                           1998                           $           0
                           1999                                  20,612
                           2000                                  38,171
                           2001                               6,100,764
                                                          -------------
                                                          $   6,159,547

As the terms of the mortgage were modified under current market conditions, management believes carrying value of the note approximates fair value as of March 31, 1998.

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

10.  Commitments

At March 31, 1998, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

11.  Litigation

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former managing general partner of Garden Cove. On March 11, 1996 a jury trial began. Four days into the trial, an out of court settlement was reached, which was believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

                          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                         (A Limited Partnership)

                          Notes to the Combined Financial Statements (continued)

11.  Litigation (continued)

Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. It appears that a favorable settlement of the Saunders matter is achievable but only makes sense in the broader context of a mortgage restructuring for this property (which is experiencing substantial deficits). The Managing General Partner will soon learn whether a mortgage restructuring and settlement can be obtained.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no other legal or administrative proceeding is threatened or contemplated against it.


12.  Extraordinary Gain on Cancellation of Indebtedness

During the year ended December 31, 1996, Shannon Creste's prior management agent forgave accrued management fees totaling $265,381.


13.  Federal Income Taxes

A reconciliation of the losses reported in the Combined Statements of Operations for the periods ended March 31, 1998, 1997 and 1996 to the losses reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                          1998                1997                1996
                                                     -------------       -------------       --------------
Net Loss per Combined  Statements of Operations      $  (3,219,105)      $  (4,914,046)      $   (3,770,322)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes over equity
     in loss for tax purposes                            1,430,317           1,070,305               25,337
   Equity in losses of Local Limited Partnerships
     not recognized for financial reporting purposes      (772,152)         (1,036,207)            (486,718)
   Adjustment to reflect March 31 fiscal
     year-end to December 31, tax year-end                (227,888)             (4,051)               1,945
   Adjustment for expenses not currently
     deductible for tax purposes                           414,940             203,004               66,018
   Adjustment for accelerated amortization
     for tax purposes over amortization
     for financial reporting purposes                      (77,357)            (68,611)             (65,213)
   Other income (loss) recognized for tax purposes
       but not recognized for book purposes                      -                   -              (15,048)
   Write-off of Investment in Local Limited
       Partnership not recognized for tax purposes         470,736             812,892                    -
   Cash distributions included in loss for
     financial reporting purposes                           (5,185)             (1,774)                   -
   Related party expenses paid in current year but
     expensed for book purposes in prior year             (203,004)            (66,018)             (64,282)
                                                     -------------       -------------       --------------
Net Loss for federal income tax purposes             $  (2,188,698)      $  (4,004,506)      $   (4,308,283)
                                                     =============       =============       ==============



The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $  5,985,365        $  9,481,736        $ (3,496,371)
                                                       ============        ============        ============
   Other assets                                        $ 14,561,373        $  9,625,781        $  4,935,592
                                                       ============        ============        ============
   Liabilities                                         $ 12,105,704        $     27,939        $ 12,077,765
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes the Partnership combines the financial statements of two Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $3,359,000 lower than for financial reporting purposes, including approximately $2,242,000 of losses the Partnership has not recognized relating to nineteen Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and iv) for financial reporting purposes, the Partnership wrote off its investment in two Local Limited Partnerships of $812,892; for tax purposes, the write off of investment for the two Local Limited Partnerships totaled $470,736.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1997 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences
   Investments in Local Limited Partnerships           $  8,506,576        $ 11,646,466        $ (3,139,890)
                                                       ============        ============        ============
   Other assets                                        $ 15,046,434        $  9,651,139        $  5,395,295
                                                       ============        ============        ============
   Liabilities                                         $ 11,891,610        $     29,329        $ 11,862,281
                                                       ============        ============        ============


The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes the Partnership combines the financial statements of two Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $1,474,000 lower than for financial reporting purposes, including approximately $1,949,000 of losses the Partnership has not recognized relating to seventeen Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and iv) for financial reporting purposes, the Partnership wrote off its investment in one Local Limited Partnership of $812,892.

14.    Supplemental Combining Schedules

                                              Balance Sheets

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)       Entities (B)      Eliminations      Combined (A)
Assets

Cash and cash equivalents                   $      685,918      $     36,819       $          -     $      722,737
Marketable securities, at fair value               966,668                 -                  -            966,668
Accounts receivable                              1,231,169            30,589         (1,231,169)            30,589
Tenant security deposits                                 -            46,223                  -             46,223
Investments in Local Limited
   Partnerships                                  6,232,819                 -           (247,454)         5,985,365
Rental property at cost, net of
   accumulated depreciation                              -        12,141,809                  -         12,141,809
Mortgage escrow deposits                                 -           136,287                  -            136,287
Operating reserves                                       -            35,926                  -             35,926
Replacement reserves                                     -           105,759                  -            105,759
Deferred fees (net of accumulated
   amortization of $172,729)                             -           311,903                  -            311,903
Other assets                                        16,645            46,827                  -             63,472
                                            --------------      ------------       ------------     --------------
     Total Assets                           $    9,133,219      $ 12,892,142       $ (1,478,623)    $   20,546,738
                                            ==============      ============       ============     ==============

Liabilities and Partners' Equity
Mortgage notes payable                      $            -      $ 11,247,950       $          -     $   11,247,950
Note payable                                             -             3,266                  -              3,266
Accounts payable to affiliates                     500,153            66,199                  -            566,352
Accounts payable and accrued
   expenses                                         32,208           129,864                  -            162,072
Advances from Limited Partner                            -         1,231,169         (1,231,169)                 -
Accrued interest payable                                 -            71,753                  -             71,753
Security deposits payable                                -            54,311                  -             54,311
                                            --------------      ------------       ------------     --------------
     Total Liabilities                             532,361        12,804,512         (1,231,169)        12,105,704
                                            --------------      ------------       ------------     --------------

Minority interest in Local Limited
   Partnership                                           -                 -           (159,824)          (159,824)
                                            --------------      ------------       ------------     --------------

General, Initial and Investor
 Limited Partners' Equity                        8,592,833            87,630            (87,630)         8,592,833
Net unrealized losses on
 marketable securities                               8,025                 -                  -              8,025
                                            --------------      ------------       ------------     --------------
     Total Partners' Equity                      8,600,858            87,630            (87,630)         8,600,858
                                            --------------      ------------       ------------     --------------
     Total Liabilities and Partners' Equity $    9,133,219      $ 12,892,142       $ (1,478,623)    $   20,546,738
                                            ==============      ============       ============     ==============

(A) March 31, 1998. (B) December 31, 1997.

                                         Statements of Operations


                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)      Eliminations      Combined (A)

Revenue:
   Rental                                   $            -     $  1,870,527        $         -      $  1,870,527
   Investment                                       90,582            5,255                  -            95,837
   Other                                           251,316           50,852                  -           302,168
                                            --------------     ------------        -----------      ------------
     Total Revenue                                 341,898        1,926,634                  -         2,268,532
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees -
     related party                                 277,743                -                  -           277,743
   General and administrative                      214,600                -                  -           214,600
   Bad debt expense                                 14,555                -                  -            14,555
   Rental operations, exclusive
     of depreciation                                     -        1,078,426                  -         1,078,426
   Property management fees,
     related party                                       -           79,942                  -            79,942
   Interest                                              -          887,572                  -           887,572
   Depreciation                                          -          557,845                  -           557,845
   Amortization                                    112,305           25,316                  -           137,621
                                            --------------     ------------        -----------      ------------
     Total Expenses                                619,203        2,629,101                  -         3,248,304
                                            --------------     ------------        -----------      ------------

Loss before minority interest in
   loss of Local Limited Partnership
   and equity in losses of
   Local Limited Partnerships                     (277,305)        (702,467)                 -          (979,772)

Minority interest in loss of
   Local Limited Partnerships                            -                -             10,236            10,236

Equity in losses of Local
   Limited Partnerships                         (2,941,800)               -            692,231        (2,249,569)
                                            --------------     ------------        -----------      ------------

Net Loss                                    $   (3,219,105)    $   (702,467)       $   702,467      $ (3,219,105)
                                            ==============     ============        ===========      ============

(A) For the year ended March 31, 1998. (B) For the year ended December 31, 1997.

                                         Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)     Eliminations      Combined (A)
Cash flows from operating activities:
   Net Loss                                  $   (3,219,105)    $   (702,467)      $   702,467     $  (3,219,105)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Equity in losses of Local Limited
     Partnerships                                 2,941,800                -          (692,231)        2,249,569
   Minority interest in loss of Local
     Limited Partnerships                                 -                -           (10,236)          (10,236)
   Cash distribution income included
     in cash distributions from Local
     Limited Partnership                             (5,303)               -                 -            (5,303)
   Decrease in operating reserves                         -          301,427                 -           301,427
   Loss on sale of marketable securities              1,343                -                 -             1,343
   Bad debt expense                                  14,555                -                 -            14,555
   Depreciation and amortization                    112,305          583,161                 -           695,466
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Accounts receivable                                  -           (7,474)                -            (7,474)
     Tenant security deposits                             -          (15,247)                -           (15,247)
     Other assets                                       545           30,445                 -            30,990
     Accounts payable to affiliates                 268,239           46,591                 -           314,830
     Accounts payable and
       accrued expenses                                 578         (107,515)                -          (106,937)
     Accrued interest payable                             -           33,625                 -            33,625
     Security deposits payable                            -            2,898                 -             2,898
                                             --------------     ------------       -----------     -------------
Net cash provided by operating activities           114,957          165,444                 -           280,401
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities              (848,387)               -                 -          (848,387)
   Proceeds from sales and maturities
     of marketable securities                     1,208,850                -                 -         1,208,850
   Cash distributions received from
     Local Limited Partnerships                     164,640                -                 -           164,640
   Purchase of rental property                            -         (405,916)                -          (405,916)
   Advances to affiliates                          (253,933)               -           253,933                 -
   Disbursements from
     replacement reserves                                 -          (31,142)                -           (31,142)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for)
    investing activities                            271,170         (437,058)          253,933            88,045
                                             --------------     ------------       -----------     -------------


                     Statements of Cash Flows (Continued)

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)       Eliminations    Combined (A)
Combined (A)
Cash flows from financing activities:
   Repayment of mortgage notes payable                      -        (23,788)                 -          (23,788)
   Repayment of note payable                                -         (6,534)                 -           (6,534)
   Mortgage escrow deposits                                 -          3,260                  -            3,260
   Advances from affiliate                                  -        316,835           (253,933)          62,902
                                           ------------------  -------------       ------------    -------------
Net cash provided by financing activities                   -        289,773           (253,933)          35,840
                                           ------------------  -------------       ------------    -------------

Net increase in cash and cash equivalents             386,127         18,159                  -          404,286

Cash and cash equivalents, beginning                  299,791         18,660                  -          318,451
                                           ------------------  -------------       ------------    -------------

Cash and cash equivalents, ending          $          685,918  $      36,819       $          -    $     722,737
                                           ==================  =============       ============    =============


(A) For the year ended March 31, 1998. (B) For the year ended December 31, 1997.

                                                           COST AT INTEREST AT                        GROSS AMOUNT
                                                            ACQUISITION DATE                            AT WHICH
                                                                                                       CARRIED AT
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                     --------------------------------                ----------------
                                                                                            NET IMPROVEMENTS
                               NUMBER      TOTAL                       BUILDINGS /     CAPITALIZED
                                 OF       ENCUM-                       IMPROVEMENTS   SUBSEQUENT TO     LAND AND
         DESCRIPTION           UNITS     BRANCES *         LAND        & EQUIPMENT     ACQUISITION    IMPROVEMENTS
         -----------           -----     ---------         ----        -----------     -----------    ------------

Low and Moderate
Income Apartment Complexes

Eastmont                           103    $2,739,361         $100,000     $2,629,117      $1,288,629        $100,000
  Greenburg, PA
Reno/Birch                         138     4,068,699          382,333      5,298,594          53,077         382,333
  Reno, NV
Buckfield                           20     1,081,935           50,000        559,836         718,164          50,000
  Buckfield, ME
Newport Family Housing              24     1,257,625           66,950        637,538         839,012          66,950
  Newport, ME
Willow Creek Apartments             25       895,140           71,982      1,261,654          17,824          71,982
  Reno, NV
Linden Apartments                   40     1,338,606          110,251      1,855,036          22,474         110,251
  Reno, NV
Unity Family Housing                20     1,005,922           47,500        690,892         504,243          47,500
  Unity, ME
Spring Hill                        127     3,929,529          229,702      4,940,334       (106,647)         171,780
  Casper, WY
B&C III Housing                    162     4,239,101          377,292      5,462,420           4,159         377,292
  Moore, OK
San Antonio                        100     3,835,449          165,200      4,467,166         358,911         165,200
  Aquadilla, PR
Atlantic Terrace                   198    11,144,880          210,000      5,314,668       7,245,971         306,557
  Washington, D.C.
Shadow Wood Housing                 61       744,811            2,045      1,424,111          78,875           2,045
  Chickasha, OK
B&C II Housing                      56     1,540,124           23,102      1,853,438          28,173          23,102
  Tulsa, OK
Grayton Pointe Associates (A)      184             0          540,250      5,005,586     (5,545,836)               0
  Macon, GA
Snapfinger Creste (B)              210             0          697,876        166,097       (863,974)               0
  Decatur, GA
Wayne Apartments                   349    13,594,589          265,817      9,443,627      20,708,539         265,817
  Boston, MA
Chapparal Housing                  124     3,284,896          381,880      1,290,206       2,654,242         381,880
  Midland, TX
Durham Park                        224     5,746,634          486,000      5,600,540       4,113,688         486,000
  Tigard, OR
Willow Peg Lane                     48     1,471,863          107,500        603,138       1,140,222         107,500
  Rincon, GA
Meadowbrook Village                 55     1,465,618           85,037        159,388       1,621,436          92,987
  Americus, GA
Waynesboro Properties               36       947,973           40,700         31,020       1,137,361          44,100
  Waynesboro, GA
Monroe Properties                   55     1,457,277          115,905         55,882       1,699,518         115,905
  Monroe, GA
Mulberry Associates                 24       750,473           30,000        211,179         722,091          30,000
  Mulberry, AR
Ward Manor                          16       522,911           22,000        152,984         487,125          22,000
  Ward, AR
Paragould Associates                14       464,738           18,500        212,874         354,627          20,000
  Paragould, AR
Lamar  Associates                   20       623,033           23,100        259,086         506,416          23,100
  Lamar, AR
Winona Apartments                   12       279,154            4,000        212,719         136,931           4,000
  Winona, MO
Blair Senior Housing                12       357,968           19,100        446,700           7,804          19,100
  Blair, NE
McKinley-Walker                     48     1,410,501           83,000      1,760,235           2,586          83,000
  Fitzgerald, GA
Warrenton Apartments                16       374,345           23,000        445,188               0          23,000
  Warrenton,  MO
Strafford II Apartments             12       293,432           10,000        360,423           1,167          10,000
  Strafford, MO
La Center Apartments                12       396,287           24,500        473,512           2,545          24,500
  La Center, KY
DeSoto III Apartments               24       561,744           35,000        668,817           1,515          35,000
  Webster Grove,  MO
Garden Cove Apartments             200     5,088,403          647,924      3,899,850       2,785,773       1,383,864
  Huntsville, AL
Shannon Creste Apartments          200     6,162,815          594,795      4,258,031       4,557,725         596,880
  Union City,  GA
Milo Senior Housing                 24     1,257,631           66,950        660,837         822,736          66,950
  Milo,  ME
Brighton Manor Apartments           40     1,213,033          139,130        227,776       1,479,745         140,095
  Douglasville, GA
Bamberg Garden Apartments           24       733,556           53,400        891,576           6,888          53,400
                              ---------------------------------------------------------------------------------------
  Bamberg, SC

SUBTOTAL                         3,057    86,280,056        6,351,721     73,892,075      49,593,735       5,904,070

LESS: Combined Entities            400    11,251,218        1,242,719      8,157,881       7,343,498       1,980,744
                              ---------------------------------------------------------------------------------------

TOTAL                            2,657   $75,028,838       $5,109,002    $65,734,194     $42,250,237      $3,923,326
                              =======================================================================================



                                                                                         LIFE ON
                                                                                          WHICH
                              BUILDINGS /                                              DEPRECIATION
                              IMPROVEMENTS                     ACCUMULATED     DATE    IS COMPUTED      DATE
        DESCRIPTION           & EQUIPMENT         TOTAL        DEPRECIATION   BUILT      (YEARS)      ACQUIRED
        -----------           -----------         -----        ------------   -----      -------      --------

Low and Moderate
Income Apartment Complexes

Eastmont                          $3,917,746       $4,017,746     $  900,116   1952      7-10, 40    12/01/88
  Greenburg, PA
Reno/Birch                         5,351,671        5,734,004      2,054,429   1988     5-7, 27.5    07/10/88
  Reno, NV
Buckfield                          1,278,000        1,328,000        276,900   1990      7, 27.5     08/01/88
  Buckfield, ME
Newport Family Housing             1,476,550        1,543,500        319,920   1990        27.5      08/01/88
  Newport, ME
Willow Creek Apartments            1,279,478        1,351,460        465,037   1988      7, 27.5     08/01/88
  Reno, NV
Linden Apartments                  1,877,510        1,987,761        682,042   1988     5-7, 27.5    08/01/88
  Reno, NV
Unity Family Housing               1,195,135        1,242,635        263,889   1990      7, 27.5     08/01/88
  Unity, ME
Spring Hill                        4,891,609        5,063,389      1,630,975   1989    Useful Lives  10/01/88
  Casper, WY
B&C III Housing                    5,466,579        5,843,871      1,930,693 1962/1973  5-7, 27.5    10/01/88
  Moore, OK
San Antonio                        4,826,077        4,991,277      2,291,490   1988    Useful Lives  10/01/88
  Aquadilla, PR
Atlantic Terrace                  12,464,082       12,770,639      3,617,650   1990     5-12, 20,    12/01/88
                                                                                         27.5, 40
  Washington, D.C.
Shadow Wood Housing                1,502,986        1,505,031        501,179   1972     5, 7, 27.5   12/01/88
  Chickasha, OK
B&C II Housing                     1,881,611        1,904,713        721,001   1976       7, 27.5    12/01/88
  Tulsa, OK
Grayton Pointe Associates                  0                0              0   1989       5, 28      12/27/88
(A)
  Macon, GA
Snapfinger Creste (B)                      0                0              0   1989       5, 28      12/30/88
  Decatur, GA
Wayne Apartments                  30,152,166       30,417,983      9,182,840   1990      7, 27.5     12/22/88
  Boston, MA
Chapparal Housing                  3,944,448        4,326,328      1,248,820   1989      7, 27.5     12/01/88
  Midland, TX
Durham Park                        9,714,228       10,200,228      3,407,866   1989      7, 27.5     12/29/88
  Tigard, OR
Willow Peg Lane                    1,743,360        1,850,860        599,346   1988    Useful Lives  10/01/88
  Rincon, GA
Meadowbrook Village                1,772,874        1,865,861        600,871   1989    Useful Lives  10/01/88
  Americus, GA
Waynesboro Properties              1,164,981        1,209,081        388,197   1989    Useful Lives  12/01/88
  Waynesboro, GA
Monroe Properties                  1,755,400        1,871,305        581,769   1989    Useful Lives  12/01/88
  Monroe, GA
Mulberry Associates                  933,270          963,270        298,424   1989      7, 27.5     12/01/88
  Mulberry, AR
Ward Manor                           640,109          662,109        204,038   1989      7, 27.5     12/01/88
  Ward, AR
Paragould Associates                 566,001          586,001        184,406   1989      7, 27.5     12/01/88
  Paragould, AR
Lamar  Associates                    765,502          788,602        250,519   1989      7, 27.5     12/01/88
  Lamar, AR
Winona Apartments                    349,650          353,650        119,808   1989      7, 27.5     12/01/88
  Winona, MO
Blair Senior Housing                 454,504          473,604        139,489   1989      7, 27.5     01/03/89
  Blair, NE
McKinley-Walker                    1,762,821        1,845,821        588,042   1989    Useful Lives  02/08/89
  Fitzgerald, GA
Warrenton Apartments                 445,188          468,188        144,208   1989    Useful Lives  03/31/89
  Warrenton,  MO
Strafford II Apartments              361,590          371,590        117,050   1989     5, 7, 27.5   03/31/89
  Strafford, MO
La Center Apartments                 476,057          500,557        153,126   1989    7, 27.5, 40   03/31/89
  La Center, KY
DeSoto III Apartments                670,332          705,332        207,089   1989    Useful Lives  03/31/89
  Webster Grove,  MO
Garden Cove Apartments             5,949,683        7,333,547      2,180,607   1990    Useful Lives  05/11/89
  Huntsville, AL
Shannon Creste                     8,813,671        9,410,551      2,421,682   1990      5, 27.5     07/10/89
Apartments
  Union City,  GA
Milo Senior Housing                1,483,573        1,550,523        291,894   1990      7, 27.5     12/20/89
  Milo,  ME
Brighton Manor Apartments          1,706,556        1,846,651        601,273   1990       10, 30     12/29/89
  Douglasville, GA
Bamberg Garden                       898,464          951,864        303,739   1989    Useful Lives  01/20/89
Apartments
                            -------------------------------------------------
  Bamberg, SC

SUBTOTAL                         123,933,462      129,837,532     39,870,424

LESS: Combined Entities           14,763,354       16,744,098      4,602,289
                            -------------------------------------------------

TOTAL                           $109,170,108     $113,093,434    $35,268,135
                            =================================================



(1) The aggregate cost for Federal Income Tax purposes is approximately $ 129,838,000.

                            * Mortgage   notes   payable   generally   represent
                              non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 7% to 11.5%. The Partnership has not guaranteed any of these mortgage notes payable.
                          (A) Grayton Pointe was  foreclosed  upon on October 7,
                              1997. The Partnership wrote off its investment as of October 7, 1997.
                          (B) The   Partnership   transferred  its  interest  in
                              Snapfinger Creste through a foreclosure on August 5, 1997. The investment was written off as of March 31, 1997.

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1997
-------------------------------------------------------------------------
Balance at beginning of period                              $130,912,714
  Additions during period:
    Add prior year Garden Cove                 $7,333,547
    Add prior year Shannon Creste               9,004,635
    Less current year Garden Cove             (7,333,547)
    Less current year Shannon Creste          (9,410,551)
    Acquisitions through foreclosure                    0
    Other acquisitions                            289,671
    Improvements etc.                             379,331
                                          ----------------
                                                                 263,086
  Deductions during period:
    Cost of real estate and fixed assets sold     (5,884)
    Write off of properties transferred      (18,076,482)
    Reclassification to intangible assets               0
                                          ----------------
                                                            (18,082,366)
                                                          ---------------
Balance at close of period                                 $113,093,434
                                                          ===============





Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996
-------------------------------------------------------------------------
Balance at beginning of period                              $139,702,097
  Additions during period:
    Add prior year Garden Cove                 $7,309,677
    Less current year Garden Cove             (7,333,547)
    Less current year Shannon Creste          (9,004,635)
    Acquisitions through foreclosure                    0
    Other acquisitions                            100,645
    Improvements etc.                             155,868
                                          ----------------
                                                             (8,771,992)
  Deductions during period:
    Cost of real estate and fixed assets sold     (17,391)
    Reclassification to intangible assets               0
                                          ----------------
                                                                (17,391)
                                                          ---------------
Balance at close of period                                  $130,912,714
                                                          ===============

Accumulated Depreciation December 31, 1997
-------------------------------------------------
Balance at beginning  of period                     $36,158,261
Additions  during period:
  Add prior year Garden Cove                          1,944,916
  Add prior year Shannon Creste                       2,099,528
  Less current year Garden Cove                      (2,180,607)
  Less current year Shannon Creste                   (2,421,682)
  Write off of properties transferred                (4,798,250)
  Depreciation                                        4,465,969
                                                   ---------------
                 Balance at close of period         $35,268,135
                                                   ===============














Accumulated Depreciation December 31, 1996
-------------------------------------------------
Balance at beginning  of period                      $ 33,408,280
 Additions  during period:
      Add prior year Garden Cove                        1,664,005
      Less current year Garden Cove                    (1,944,916)
      Less current year Shannon Creste                 (2,099,528)
       Depreciation                                     5,130,420
                                                   ---------------
                 Balance at close of period           $36,158,261
                                                   ===============

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1995
-------------------------------------------------------------------------
Balance at beginning of period                              $139,464,764
  Additions during period:
    Add prior year Garden Cove                 $8,470,614
    Less current year Garden Cove             (7,309,677)
    Acquisitions through foreclosure                    0
    Other acquisitions                            157,978
    Improvements etc.                             179,863
                                          ----------------
                                                               1,498,778
  Deductions during
period:
  Cost of real estate and fixed assets sold           0
  Reduction of Garden Cove property basis    (1,261,445)

                                          ----------------
                                                             (1,261,445)
                                                          ---------------
Balance at close of period                                 $139,702,097

                                                          ===============

Accumulated Depreciation December 31, 1995
-------------------------------------------------
Balance at beginning  of period                      $28,752,072
Additions  during period:
     Add prior year Garden Cove                        1,384,922
     Less current year Garden Cove                    (1,664,005)
     Depreciation                                      4,935,291
                                                   ---------------
                 Balance at close of period           $33,408,280
                                                   ===============

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS II
                             (A Limited Partnership)

                           Annual Report on form 10-K
                        For The Year Ended March 31, 1998
                         Reports of Independent Auditors

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


Independent Auditors' Report

February 5, 1998

Newport Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Newport Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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

February 5, 1998

Unity Family Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Unity Family Housing Associates (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity Family Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 5, 1998

Buckfield Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Buckfield Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckfield Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

           INDEPENDENT AUDITORS' REPORT

To the General Partners
Willow Creek Housing Associates, Ltd.
dba Willow Creek Apartments
HUD Project No. 125-94008
Reno, Nevada

We have audited the accompanying balance sheet of Willow Creek Housing Associates, Ltd., dba Willow Creek Apartments, HUD Project No. 125-94008, as of December 31, 1997, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Willow Creek Housing Associates, Ltd. dba Willow Creek Apartments, HUD Project No. 125-94008 as of December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1998, on our consideration of Willow Creek Housing Associates, Ltd. dba Willow Creek
Apartments, HUD Project No. 125-94008, internal control and reports dated February 10, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

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

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1998

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


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
January 31, 1996

[Letterhead]
           INDEPENDENT AUDITORS' REPORT

To the General Partners
Birch Associates Limited Partnership
dba Reno Apartments I-IV
HUD Project No. 125-94006
Reno, Nevada

We have audited the accompanying balance sheet of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, as of December 31, 1997, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Associates Limited
Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by The U.S. Development of Housing and Urban Development, we have also issued a report dated February 10, 1998, on our consideration of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, internal control and reports dated February 10, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1998

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

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 9, 1996

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Linden Housing Associates, Ltd.
dba Linden Apartments
HUD Project No. 125-94007
Reno, Nevada

We have audited the accompanying balance sheet of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, as of December 31, 1997, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Linden Housing Associates, Ltd, dba Linden Apartments, HUD Project No. 125-94007 as of December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1998, on our consideration of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, internal control and reports dated February 10, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discriminations, and specific requirements applicable to nonmajor HUD program transactions.

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


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1998

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


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
January 26, 1996

[Letterhead]
[LOGO]
RD HOAG & ASSOCIATES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Eastmont Estates Associates

We have audited the accompanying balance sheets of HUD No. 033-35194-PM-SR (the "Project") of Eastmont Estates Associates (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 033-35194-PM-SR of Eastmont Estates Associates as of December 31, 1997 and 1996, and the results of its operations and changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1998, on our consideration of HUD Project No. 033-35194-PM-SR (The "Project") of Eastmont Estates Associates internal control, and reports dated January 29, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination.

/s/R.D. Hoag & Assoc. P.C.
R.D. Hoag & Associates,
A Professional Corporation
January 29, 1998
Pittsburgh, Pennsylvania

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


/s/R.D. Hoag & Assoc. P.C.
R.D. Hoag & Associates,
A Professional Corporation
February 7, 1997
Pittsburgh, Pennsylvania

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

 INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates I, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates I, Ltd. (a limited partnership), HUD Project No. 109-94001, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Spring Hill Housing Associates I, Ltd., HUD Project No. 109-94001, as of December 31, 1997, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Spring Hill Housing Associates, I,
 LTD's, internal controls and reports dated January 28, 1998 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.


/s/Stark Tinter & Associates
Englewood, Colorado
January 28, 1998

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates II, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates II, Ltd. (a limited partnership), HUD Project No. 109-94002 as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates II, Ltd., HUD Project No. 109-94002, as of December 31, 1997, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles. In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Spring Hill Housing Associates, II,
 LTD's, internal control structure and reports dated January 28, 1998 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.

/s/Stark Tinter & Associates
Englewood, Colorado
January 28, 1998

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1996

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates III, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates III, Ltd. (a limited partnership), HUD Project No. 109-94003, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates III, Ltd., HUD Project No. 109-94003, as of December 31, 1997, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Spring Hill Housing Associates, III,
 LTD's, internal controls and reports dated January 28, 1998 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.

/s/Stark Tinter & Associates
Englewood, Colorado
January 28, 1998

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

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, C.P.A.
/s/R. Doug Floyd
February 28, 1998

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

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Americus Properties Limited Partnership


We have audited the accompanying balance sheets of AMERICUS PROPERTIES LIMITED PARTNERSHIP (a Limited Partnership), as of December 31, 1997 and 1996, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICUS PROPERTIES LIMITED PARTNERSHIP as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1998 on our consideration of AMERICUS PROPERTIES LIMITED PARTNERSHIP internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/David G. Pellicione
Savannah, Georgia
February 23, 1998

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

/s/David G. Pellicione
Savannah, Georgia
February 25, 1997

Coopers & Lybrand

Report of Independent Accountants

To the Partners of
Atlantic Terrace Limited Partnership:


We have audited the accompanying balance sheet of Atlantic Terrace Partnership as of December 31, 1997, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Atlantic Terrace Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Terrace Limited Partnership as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998 on our consideration of Atlantic Terrace Limited Partnership's internal control and a report dated January 30, 1998 on its compliance with laws and regulations.


/s/ Coopers & Lybrand
Boston, Massachusetts
January 30, 1998

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

/s/Coopers & Lybrand L.L.P
Boston, Massachusetts
February 9, 1996

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

Independent Auditors' Report

To the Partners
Garden Cove Apartments, Ltd.

We have audited the accompanying balance sheet of Garden Cove Apartments, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Cove Apartments, Ltd as of December 31, 1997, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 20 to 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 29, 1998 on our consideration of Garden Cove Apartments, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Boston, Massachusetts                       Federal Employer
January 29, 1998                                  Identification Number
                                                     52-1088612
Audit Principal: Philip A. Weitzel

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

Audit Principal:  Philip A. Weitzel

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, III
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates, III, A Limited Partnership, HUD Project No. 117-94008, as of December 31, 1997, and 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, III, as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998 on our consideration of B & C Housing Associates, III's internal control structure and reports dated January 16, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 16, 1998

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1996 on our consideration of B & C Housing Associates, III's internal control structure and reports dated January 18, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

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

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1996

[Letterhead]
[LOGO]
Horwath Velez, Semprit & Co.
San Juan, PR

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
San Antonio Limited Dividend Partnership S.E.
San Juan, Puerto Rico

We have audited the accompanying balance sheets of San Antonio Limited Dividend Partnership S.E. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Antonio Limited Dividend Partnership S.E. as of December 31, 1997 and 1996, and the results of its operations, its changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Horwath Velez, Semprit & Co.
February 2, 1998
Stamp number 1478597 was
affixed to the original of this report

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

/s/Velez, Semprit Nieves & Co.
February 4, 1997
Stamp number 1411418 was
affixed to the original of this report

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Waynesboro Properties Limited Partnership

We have audited the accompanying balance sheets of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd
February 28, 1998

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

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Monroe Properties Limited Partnership

We have audited the accompanying balance sheets of MONROE PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1997 and 1996, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MONROE PROPERTIES LIMITED PARTNERSHIP as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 1998 on our consideration of MONROE PROPERTIES LIMITED
PARTNERSHIP'S internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/David G. Pellicione
Savannah, Georgia
February 23, 1998

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

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

INDEPENDENT AUDITOR'S REPORT

To the Partners
Mulberry Associates I, L.P.
Mulberry, Arkansas

We have audited the accompanying balance sheet of Mulberry Associates I, L.P. (a Missouri limited partnership) Rural Development Case No: 03-017-431435777 as of December 31, 1997, and the related statements of loss, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mulberry Associates I, L.P., as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1998

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


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1997

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
INDEPENDENT AUDITORS' REPORT

To the Partners
Paragould Associates I, Limited Partnership
Paragould, Arkansas

We have audited the accompanying balance sheet of Paragould Associates I, Limited Partnership (a Missouri limited partnership) Rural Development Case No.: as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Lamar Associates, Limited Partnership
Lamar, Arkansas


We have audited the accompanying balance sheet of Lamar Associates, Limited Partnership (a Missouri limited partnership) Rural Development Case No.:
03-036-431424399 as of December 31, 1997, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lamar Associates, Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1998

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


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
February 7, 1996

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, II
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, II, a Limited Partnership, HUD Project No. 118-94005, as of December 31, 1997, and 1996, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, II, as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' (deficiency) and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998, on our consideration of B & C Housing Associates, II's internal control structure and reports dated January 16, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and Non-Discrimination and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 16, 1998

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

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
B & C Housing Associates, II
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, II, a Limited Partnership, HUD Project No. 118-94005, as of December 31, 1995, and 1994, and the related statements of income and expense, changes in partners' (deficiency) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1996, on our consideration of B & C Housing Associates, II's internal control structure and reports dated January 18, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

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

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1996

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditor's Report

To the Partners
Shadow Wood Housing Associates, Limited
Marlton, New Jersey


We have audited the accompanying balance sheets of Shadow Wood Housing Associates, Limited, An Oklahoma Limited Partnership, HUD Project No. 117-94009, as of December 31, 1997 and 1996, and the related statements of income and expense, changes in partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited, as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998 on our consideration of Shadow Wood Housing Associates, Limited's internal control structure and reports dated January 16, 1998 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 16, 1998

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1996, on our consideration of Shadow Wood Housing Associates, Limited's internal control structure and reports dated January 18, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

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

Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

INDEPENDENT AUDITORS' REPORT

To the Partners
Wayne Senior Housing , A Limited Partnership
Wayne, Nebraska

We have audited the accompanying balance sheet of Wayne Senior Housing, A Limited Partnership (a Kansas limited partnership) Rural Development Case No.:
32-090-481008237 as of December 31, 1997, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Senior Housing , A Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1998

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

Letterhead]
[LOGO]
ZINER & COMPANY, P.C.
7 Winthrop Street
Boston, MA  02110-1256

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1997, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1997, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by The U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998 on our consideration of Wayne Apartments Project Limited Partnership's internal control and reports dated January 16, 1998 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/Ziner & Company, P.C.
January 16, 1998

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


/s/Ziner & Company, P.C.
January 26, 1996
Boston, Massachusetts

[Letterhead]
[LOGO]
John D. Schuler

Independent Auditors' Report

To the Partners
Chaparral Housing Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Chaparral Housing Associates, Ltd., An Oklahoma Limited Partnership, HUD Project No. 133-94005, as of December 31, 1997, and 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Housing Associates, Ltd., as of December 31, 1997, and 1996, and the results of its operations and the changes in partners' capital and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998, on our consideration of Chaparral Housing Associates, Ltd.'s internal control structure and reports dated January 16, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John D. Schuler
Tulsa, Oklahoma
January 16, 1998

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1996, on our consideration of Chaparral Housing Associates, Ltd.'s internal control structure and reports dated January 18, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

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

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1996

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

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
HENICK & YLVISAKER, Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners of
Durham Park Limited Partnership

We have audited the accompanying balance sheets of DURHAM PARK LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Balance Sheet for the year ended December 31, 1996 and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated February 12, 1997, expressed on unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Durham Park Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/HENICK & YLVISAKER
Portland, Oregon
February 8, 1998

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

/s/Arthur Anderson LLP
Denver, Colorado
February 12, 1997

[Letterhead]
[LOGO]
David G. Pelliccione, C.P.A., P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bamberg Properties Limited Partnership

We have audited the accompanying balance sheets of BAMBERG PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1997 and 1996, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAMBERG PROPERTIES LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia
February 23, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAMBERG PROPERTIES LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ David G. Pelliccione
Savannah, Georgia
February 23, 1997

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia

INDEPENDENT AUDITORS' REPORT

To the General Partners of
McKinley-Walker Limited Partnership


We have audited the accompanying balance sheets of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA
/s/R. Doug Floyd
February 28, 1998

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

/s/David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]
[LOGO]
MUELLER, WALLA & ALBERTSON, P.C.
Kirkwood, Missouri

INDEPENDENT AUDITORS' REPORT

The Partners
DeSoto Associates III, L.P.
St. Louis, Missouri


We have audited the accompanying balance sheets of DeSoto Associates III, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeSoto Associates III, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
January 27, 1998

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

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 9, 1996

Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122


ACCOUNTANTS' COMPILATION REPORT

The Partners
Warrenton Associates I, L.P.
Warrenton, Missouri


We have compiled the accompanying balance sheets of Warrenton Associates I, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statement's information that is the representation of the management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
February 11, 1998

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

/s/Mueller & Walla, P.C.
Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1996

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Creste Apartments, L.P.

We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1997, and the related statements of changes in partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1997, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 30, 1998

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

Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

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

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1996

[Letterhead]
[LOGO]
MACDONALD PAGE
South Portland, Maine

Independent Auditor's Report

February 5, 1998

Milo Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheets of Milo Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milo Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, Georgia

Independent Auditors' Report

The Partners
Brighton Manor Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Brighton Manor Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Manor Apartments, A Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP
February 16, 1998

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


/s/KPMG Peat Marwick LLP
January 24, 1997

                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts Limited Partnership)


                                               Financial Statements
                                                        and
                                             Supplementary Information

                                       For the Year Ended December 31, 1997

                                                 Table of Contents


                                      Page

Independent Auditors' Report                                             1

Financial Statements

   Balance Sheet                                                         2

   Statement  of Changes in Partners' Capital                            3

   Statement of Profit and Loss                                          4

   Statement of Cash Flows                                               7

   Notes to Financial Statements                                         9

Independent Auditors' Report on Supplementary Information               12

Supplementary Information

   HUD Supporting Data                                                  13

Independent Auditors' Report on Internal Control                        18

Independent Auditors' Report on Compliance with Specific
Requirements applicable to Major HUD Programs                           20

Independent Auditors' Report on Compliance with Specific
Requirements applicable to Fair Housing and Non-Discrimination          21

Auditors' comments on audit resolution matters relating to HUD
Programs                                                                22

Management's Agent's Certificate                                        23

Mortgagor's Certificate                                                 24

                                           INDEPENDENT AUDITORS' REPORT



To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1997, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1997, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1998 on our consideration of Wayne Apartments Projects Limited Partnership's internal control and reports dated January 16, 1998 on its compliance with specific requirements applicable to major HUD Programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

//s// Ziner & Company,  P.C.
January 16, 1998

                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts limited Partnership)
                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                         3



                                       Balance Sheet - December 31, 1997

ASSETS
   Cash in bank                                                                              $         8,000
   Tenant accounts receivable                                                                         62,399
     Less allowance for doubtful accounts                                                            (21,094)
   Accounts receivable - HUD                                                                          22,483
                                                                                                      71,788

Deposits  HELD IN TRUST - FUNDED
   Tenant security deposits                                                                           70,679

PREPAID EXPENSES
   Property insurance                                                                                 50,833
   Mortgage insurance                                                                                 37,958
                                                                                                      88,791
Restricted Deposits and Funded Reserves
   Mortgagee escrow deposits                                                                          63,661
   Reserve for replacements                                                                          621,467
                                                                                                     685,128
FIXED ASSETS, at costs
   Land                                                                                      265,817
   Buildings and improvements                                                                      6,948,290
   Building rehabilitation costs                                                                  22,779,271
   Furnishings and equipment                                                                         424,605
                                                                                             ---------------
                                                                                                  30,417,983
     Accumulated depreciation                                                                     (9,182,840)
                                                                                                  21,235,143
OTHER ASSETS
   Unamoritzed finance fees                                                                          225,363
   Deposit                                                                                             1,800
                                                                                                     227,163
                                                                                             $    22,378,692

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable                                                                          $       281,775
   Accrued interest payable                                                                           79,964
   Accrued operating expenses                                                                         29,091
   Mortgages payable - current portion                                                               326,495
                                                                                             ---------------
                                                                                                     717,325
Deposits and Prepayment Liabilities
     Tenant security deposits                                                                         64,973
     Prepaid rent                                                                                     34,328
                                                                                                      99,301
Long-Term Liability
     Mortgages payable                                                                            13,594,589
       Less current portion                                                                         (326,495)
                                                                                                  13,268,094
Other Liabilities
   Flexible subsidy loan and accrued interest                                                      7,381,349
   Residual receipts notes and accrued interest                                                      309,598
                                                                                                   7,690,947

Total Liabilities                                                                                 21,775,667
Partners'  Capital                                                                                   603,025
                                                                                             $    22,378,692
                                                                                             ---------------

                                     Statement of Changes in Partners' Capital
                                       For the Year Ended December 31, 1997



Capital Contributions                                                                   $     10,600,000
                                                                                        ----------------

Accumulated Losses
     Balance at beginning of year                                                             (8,667,925)
     Net Loss for the year                                                                    (1,311,648)
                                                                                              (9,979,573)

Distributions
   Current year                                                                                        -
   Prior years                                                                                   (17,402)
                                                                                                 (17,402)

Ending Partners' Capital                                                                $        603,025
                                                                                        ================



                                           Statement of Profit and Loss
                                       For the Year Ended December 31, 1997


Part I
Rental Income
   Apartment or member carrying charges (Coops)                                              $       937,701
   Tenant assistance payments                                                                      2,638,875
                                                                                             ---------------
       Total Rental Revenue Potential at 100% Occupancy                                      $     3,576,576
                                                                                             ---------------

Vacancies
   Apartments                                                                                $      (106,636)
                                                                                             ---------------
     Total vacancies                                                                                (106,636)
                                                                                             ---------------
     Net rental revenue rent revenue less vacancies                                          $     3,469,940
                                                                                             ---------------

Financial Revenue
   Interest income - project operations                                                      $         1,842
   Income from investments - reserve for replacement                                                  19,926
                                                                                             ---------------
     Total Financial Revenue                                                                 $        21,768
                                                                                             ---------------

Other Revenue
   Laundry and vending                                                                       $         3,905
   Other revenue (specify)                                                                             2,203
                                                                                             ---------------
     Total Other Revenue                                                                     $         6,108
                                                                                             ---------------
     Total Revenue                                                                           $     3,497,816
                                                                                             ---------------

Administrative Expense
   Advertising                                                                               $           433
   Other administrative expense                                                                       10,190
   Office salaries                                                                                    68,165
   Office supplies                                                                                    69,038
   Office or model apartment rent                                                                     23,434
   Management                                                                                        170,088
   Manager or superintendent salaries                                                                 78,135
   Legal expenses (Project)                                                                           56,613
   Auditing expenses (Project)                                                                        13,995
   Telephone and answering service                                                                    12,258
   Bad debts                                                                                         104,908
   Miscellaneous administrative expenses (specify)                                                    43,675
                                                                                             ---------------
     Total Administrative Expenses                                                           $       650,932
                                                                                             ---------------

Utilities Expense
   Fuel oil/coal                                                                             $        76,976
   Electricity (light and misc. power)                                                                61,513
   Water                                                                                             206,223
   Gas                                                                                               172,882
                                                                                             ---------------
     Total Utilities Expense                                                                 $       517,594
                                                                                             ---------------


                                       For the Year Ended December 31, 1997


Part I
Operating/Maintenance Expense
   Janitor and cleaning payroll                                                              $           844
   Janitor and cleaning supplies                                                                       7,731
   Janitor and cleaning contract                                                                     101,980
   Exterminating payroll/contract                                                                      9,124
   Garbage and trash removal                                                                          38,279
   Security payroll/contract                                                                          33,613
   Grounds supplies                                                                                      597
   Grounds contract                                                                                    9,705
   Repairs payroll                                                                                   198,948
   Repairs material                                                                                  114,201
   Repairs contract                                                                                   51,181
   Heating/cooling repairs and maintenance                                                            34,568
   Snow removal                                                                                       16,646
   Decorating payroll/contract                                                                        97,655
   Decorating supplies                                                                                12,510
   Other                                                                                              12,696
                                                                                             ---------------
     Total Operating & Maintenance Expenses                                                  $       740,278
                                                                                             ---------------

Taxes and Insurance
   Real estate taxes                                                                         $       165,291
   Payroll taxes (FICA)                                                                               42,836
   Property and Liability Insurance (Hazard)                                                          85,303
   Workmen's compensation                                                                             15,225
   Health insurance and other employee benefits                                                       49,179
                                                                                             ---------------
     Total Taxes and Insurance                                                               $       357,834
                                                                                             ---------------

Financial Expenses
   Interest on mortgage payable                                                              $       971,960
   Interest on notes payable                                                                         391,064
   Mortgage insurance premium/service charge                                                          68,659
   Miscellaneous financial expenses                                                                      155
                                                                                             ---------------
     Total Finance Expenses                                                                  $     1,431,838
                                                                                             ---------------

Elderly & Congregate Service Expenses
   Total cost of operations before depreciation                                                    3,698,476
                                                                                             ---------------
   Profit (loss) before depreciation                                                                (200,660)
   Depreciation (total) - 60 specify                                                               1,110,988
                                                                                             ---------------
   Operating profit or (loss)                                                                     (1,311,648)
                                                                                             ---------------

Net Profit or (Loss)                                                                         $    (1,311,648)


                                       For the Year Ended December 31, 1997


Part II
Total principal  payments required under the mortgage,  even if payments under a
Workout Agreement are less or more
than those required under the mortgage.                                                      $       297,827

Replacement reserve deposits required by the Regulatory
Agreement or Amendments thereto, even if payments may be
temporarily suspended or waived.                                                             $        96,488

Replacement or painting reserve releases which are included
as expense items on this Profit and Loss Statement.                                          $        19,896

Project improvement reserve releases under the Flexible Subsidy
project that are included as expense items on this Profit and Loss Statement                 $             -


                                              Statement of Cash Flows
                                       For the Year Ended December 31, 1997


Cash Flows from Operating Activities
   Sources
     Rental receipts                                                                    $      3,445,738
     Interest receipts                                                                             1,842
     Other receipts                                                                                6,108
                                                                                        ----------------
                                                                                               3,453,688

   Uses
     Administrative                                                                              229,005
     Management fees                                                                             192,868
     Payroll, related taxes and fringe benefits                                                  451,432
     Utilities                                                                                   411,705
     Operating and maintenance                                                                   517,310
     Insurance                                                                                    68,469
     Taxes-real estate                                                                           165,291
     Interest on mortgage                                                                        974,113
     Mortgage insurance premium                                                                   67,935
     Other interest                                                                                  155
                                                                                        ----------------
                                                                                               3,078,283

   Cash provided by operations before other items                                                375,405
     Changes in mortgagee escrow deposits                                                            493
     Changes in tenants' security deposits, net                                                    5,133
                                                                                        ----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 381,031
                                                                                        ----------------

Cash flows from investing activities
     Purchase of fixed assets                                                                    (35,277)
     Replacement reserve payments                                                                (96,488)
     Withdrawals from replacement reserves                                                        55,173
                                                                                        ----------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 (76,592)
                                                                                        ----------------

Cash flows from financing activities
     Mortgage principal payments                                                                (297,827)
       NET CASH USED BY FINANCING ACTIVITIES                                                    (297,827)

Net increase in cash                                                                               6,612

Cash balance at beginning of year                                                                  1,388
                                                                                        ----------------

Cash balance at end of year                                                             $          8,000
                                                                                        ================



                                       For the Year Ended December 31, 1997



Reconciliation of Net Loss to Cash Flow from Operating Activities
     Net loss                                                                           $  (1,311,648)
     Noncash items included in net loss
       Depreciation and amortization                                                        1,110,988
       Interest not payable currently                                                         391,064
       Reserve for replacement interest                                                       (19,926)
       Changes in:
         Accounts receivable and prepaid expenses                                              97,183
         Accounts payable and accrued expenses                                                106,663
         Prepaid rent                                                                           1,081
         Tenants' security deposits, net                                                        5,133
         Mortgagee escrow deposits                                                                493
                                                                                        -------------
           NET CASH  PROVIDED BY OPERATING ACTIVITIES                                   $     381,031
                                                                                        =============

Noncash  Financing Activities
   Capital contributions escrow                                                         $     300,000
   Development fee payable                                                                    300,000
                                                                                        -------------
                                                                                        $           0
                                                                                        =============



                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts limited Partnership)




                                                        12

                                           Notes to Financial Statements
                                                 December 31, 1997

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









                                           Notes to Financial Statements
                                                 December 31, 1997


NOTE B - CAPITAL CONTRIBUTIONS

On December 27, 1988, the Partnership was syndicated and the investor limited partner was admitted. Under the terms of the partnership agreement, the investor limited partner has made capital contributions totaling $10,600,000. In the prior year financial statements, a capital contributions escrow of $300,000 with an offsetting development fee payable were presented on the balance sheet. It has been determined that this escrow is owned by the developer and therefore such transaction has been eliminated from the current year balance sheet presentation.

An additional $337,500 of capital contributions will be due in 2005 but has not been recorded because the investor limited partner is not required to pay if certain conditions have not been satisfied.

NOTE C - FINANCING

Permanent financing on the acquired assets is being provided by a mortgage which is secured by the property and is insured by HUD. This loan bears interest at the rate of 7% per annum and is payable in monthly installments of $41,203 for principal and interest until January 2015. Additional monthly remittances include escrow payments of $21,642 for real estate taxes, property insurance and mortgage insurance and payments of $2,210 to fund reserve for replacements. As of December 31, 1997, the outstanding balance amounted to $4,919,576.

HUD is assisting the project by making monthly interest reduction payments directly to the mortgagee in the amount of $26,447. The project received subsidies of $317,369 during 1997.

Financing for the completed rehabilitation program is in the form of a HUD insured mortgage under the Section 241 program, and is being amortized over a 25 year period. This loan bears interest at the rate of 10.75% per annum. Installments of $91,245 for principal and interest are due monthly through November 2015. Additional monthly remittances include $3,589 to fund a mortgage insurance escrow and $5,831 to fund reserve for replacements. As of December 31, 1997, the outstanding balance amounted to $8,675,013.

Additional financing for the completed rehabilitation program has been provided by HUD in the form of a flexible subsidy loan of $4,195,287. This loan bears simple interest at the rate of 9.25% per annum. Payments of principal and interest shall be made only to the extent the Project has surplus cash. The note matures on the earlier of November 2015 or upon sale, foreclosure, refinancing, and assignment or disposition of the project, at which time the entire principal and accrued interest is due. As of December 31, 1997, interest of $3,186,062 has accrued on this loan, including $388,064 in 1997.

HUD loaned $300,000 to the project in 1985 to pay for delinquent utility charges. This loan is evidenced by a residual receipts note which bears interest at 1% per annum. Accrued interest and principal on this note are payable from surplus cash, as defined by HUD, prior to distributions to the partners. The entire principal balance, plus any accrued interest, is due upon refinancing or maturity of the mortgage note, or upon the sale, foreclosure, or any disposition of the project. The note stipulates that no interest deduction may be claimed for income tax purposes until the amounts are actually paid. As of December 31, 1997, accrued interest of $9,598 is outstanding, including $3,000 expensed in 1997.

                                           Notes to Financial Statements
                                                 December 31, 1997


NOTE C - FINANCING (continued)

Annual maturities of long-term debt for the ensuing five years are summarized as follows:

                                            1998                $ 326,495
                                            1999                  357,036
                                            2000                  390,569
                                            2001                  426,957
                                            2002                  466,895

Subject to HUD regulations, the Partnership is limited to a maximum annual distribution of $156,607, which is 6% of the Partnership's initial investment as determined by HUD. As of December 31, 1997, the Partnership has cumulative unpaid distributions totaling $1,078,847 and the Project had no surplus cash.

NOTE D - RENTAL REVENUE

Tenants' rents are being subsidized by HUD under its Section 8 Housing Assistance Payments program. This program restricts assistance to those tenants who qualify by meeting certain HUD established criteria, including maximum income limitations. The subsidy represents approximately 74% of the total rents of the Partnership. The assistance contract obligates HUD to provide rent subsidies through 2005.

NOTE E - OBLIGATIONS OF THE GENERAL PARTNER

Should the Partnership require funds after the rehabilitation period for any project expenses, the general partner is obligated to lend the required funds up to a maximum of $1,500,000.

NOTE F - RELATED PARTY TRANSACTIONS

Management services have been provided by an affiliate of the general partner at a fee of 5% of net collected income. During 1997, $170,088 was incurred for such services. Additional amounts have been paid to reimburse payroll, in-house legal counsel, and certain other office costs. As of December 31, 1997, this affiliate is owed $2,097 for management services and $22,197 for reimbursable expenses.

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715







              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION









To the Partners of
Wayne Apartments Project Limited
Partnership

Our report on our audit of the basic financial statements of Wayne Apartments Project Limited Partnership for 1997 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. HUD Supporting Data is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





/s/ Ziner & Company,  P.C.
January 16,1998

                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts Limited Partnership)


                                                        15

                                          SUPPORTING DATA REQUIRED BY HUD
                                                 December 31, 1997


                                                                                      Number            Amount
DELINQUENT TENANT ACCOUNTS RECEIVABLE                                               of Tenants          Past Due
                                                                                    ----------          --------
  Delinquent - 30 days and under                                                       45               $  7,397
             - 31-60 days                                                              19                  8,452
             - 61-90 days                                                              10                  4,359
             - over 90 days                                                            32                 42,191
                                                                                                        --------
                                                                                                        $ 62,399

SCHEDULE OF ACCOUNTS RECEIVABLE - OTHER                                                                     NONE
                                                                                                            ====


MORTGAGEE ESCROW DEPOSITS
  Estimated amount required for
   future payment of:
    City, state and county taxes                                                                        $ 26,920
    Mortgage insurance                                                                                    29,972
    Property insurance                                                                                     1,292
                                                                                                        ---------
                                                                                                          58,184

  Amount confirmed by mortgagee                                                                           63,661

  Amount on deposit in excess of estimated requirements                                                 $  5,477
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


RESERVE FOR REPLACEMENTS
 In accordance with the provisions of the regulatory agreements, restricted cash is held by Chemical Bank and Continental Wingate Associates to be used for replacement of property with the approval of HUD as follows:

     Balance, January 1, 1997                                                                           $560,226
     Monthly deposits ($5830.66 x 12) ($2,210 x 12)                                                       96,488
     Interest earned                                                                                      19,926
     Withdrawals                                                                                         (55,173)
                                                                                                        -----------

     Balance, December 31, 1997 - confirmed by mortgagees                                               $621,467
                                                                                                        ========




                                                 December 31, 1997



SCHEDULE OF ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)                   NONE

SCHEDULE OF ACCRUED TAXES                                                   NONE


SCHEDULE OF NOTES PAYABLE - OTHER THAN MORTGAGES                            NONE
                                                                            ====

COMPENSATION OF PARTNERS
  No compensation was paid to the partners from operating funds in 1997.

LISTING OF IDENTITY OF INTEREST COMPANIES AND ACTIVITIES DOING BUSINESS
WITH OWNER

 Amount
   Company Name              Type of Service                            Received

Cruz Management Company      Management fees                            $192,868

Cruz Management Company      Payroll reimbursement                       451,432

Cruz Management Company      Reimbursement for central
                             office, maintenance, and
                             other costs                                 214,222
                                                                        $858,522

UNAUTHORIZED DISTRIBUTIONS
  There were no unauthorized distributions paid in 1997.

OTHER OPERATING AND MAINTENANCE EXPENSES
  Motor vehicle repairs                                                 $ 12,696
                                                                        ========

BAD DEBTS
  Prior year receivable for vacancy reimbursement                      $  60,000
  Current year bad debt write offs                                        44,908
                                                                      ----------
                                                                        $104,908

MISCELLANEOUS ADMINISTRATIVE
  Neighborhood Network Learning Center operations                      $  43,675
                                                                       =========


Ziner & Company, P.C.
7 Winthrop Square
Boston, MA 02110
617-542-8880
Fed. I.D. # 04-3174717
Lead Auditor:  Robert P. Langley








              COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS
                             For the Year Ended December 31, 1997


Cash                                                                                    $         78,679
Tenant subsidy vouchers due for period covered by financial statements                            19,266
Other (describe) approved reserve for replacement withdrawal)                                     57,433
                                                                                        ----------------
   Total cash                                                                           $        155,378
                                                                                        ----------------

Accrued mortgage interest payable                                                       $         79,964
Accounts payable (due with 30 days)                                                              281,775
Accrued expenses (Note esrowed)                                                                   29,091
Prepaid rents                                                                                     34,328
Tenant security deposits liability (account 2191)                                                 64,973
                                                                                        ----------------
   Less Total Current Obligations                                                       $        490,131
                                                                                        ----------------

   Surplus Cash                                                                         $       (334,753)
                                                                                        ================

Part B - Compute Distributions to Owners and Required Deposit to Residual Receipts

Ltd Div. Project

Annual distribution earned during fiscal period covered by the statement                $        156,607
Distribution accrued and unpaid as of the end of the prior fiscal period                         922,240
                                                                                        ----------------
Amount to be carried on balance sheets as distribution earned but unpaid                $      1,078,847


                                                  December 31, 1997



SCHEDULE OF CHANGES IN FIXED ASSET ACCOUNTS


                                              Assets                                                          Depreciation Reserve


               Balance                              Balance      Balance                              Balance        Carrying Value
               January 1,                           December 31, January 1,                           December 31,   at December 31,
Fixed Assets     1997          Additions  Deductions     1997         1997      Additions  Deductions    1997              1997
------------   --------------- ---------  --------- -------------------------   ---------  ---------- -------------- ---------------


Land           $     265,817   $       0  $  0      $   265,817  $         0    $        0 $  0       $          0   $      265,817

Buildings
 and
 improvements     29,723,450       4,111     0       29,727,561    7,703,237     1,080,959    0          8,784,196       20,943,365

Furnishings
   and
 equipment           393,439      31,166     0          424,605      382,604        16,040    0            398,644           25,961
               --------------    -------- -------   --------------------------  ----------- ----      --------------  --------------


  Totals         $30,382,706     $35,277   $  0     $30,417,983  $ 8,085,841    $1,096,999 $  0       $  9,182,840   $   21,235,143
                 ===========     =======  ======    ===========   ==========    ========== ======       ==========      ===========



                                                             December 31, 1997


SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

A.       Funds Held by Mortgagor, Regular Operating Account:
         U. S. Trust (Checking accounts)                                                  (1)         $  7,914
Bank Boston (Checking accounts)                                                                             86
                                                                                                      ---------
                                                                                                      $  8,000


B.       Funds Held by Mortgagor in Trust, Tenant Security Deposit:
         Boston Bank of Commerce (Savings, 2.68%)                                         (1)         $ 70,679
                                                                                                      --------

Funds Held by Mortgagor, TOTAL                                                                        $ 78,679
                                                                                                      ========


C.       Funds Held By Mortgagee I, (Chemical Mortgage Company) in Trust:
1.       Tax, Insurance and MIP escrow                                                    (1)           56,477
2.       Reserve Fund for Replacements:
         Money Market                                                                     (1)          116,480


Funds Held by Mortgagee II, (Continental Wingate Associates) in Trust:
1.       MIP escrow                                                                       (1)            7,184
2.       Reserve Fund for Replacements:                                                   (1)          504,987
                                                                                                      ---------
U. S. Treasury Fund


Funds Held by Mortgagees, TOTAL                                                                       $685,128


TOTAL FUNDS HELD IN FINANCIAL INSTITUTIONS                                                            $763,807
                                                                                                      ========



(1)      Balances confirmed


Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715






                                                 INDEPENDENT AUDITORS' REPORT ON
                                                      INTERNAL CONTROL STRUCTURE


To the Partners of
Wayne Apartments Project Limited Partnership


We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1997, and have issued our report thereon dated January 16, 1998. We have also audited Beech Hill Development Company's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 16, 1998.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U. S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Wayne Apartments Project Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of the Project is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing our audits we obtained an understanding of the design of relevant internal controls and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the Partnership's basic financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on such internal control. Accordingly, we do not express such an opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, we noted the following matter involving internal control and its operation that we consider to be a material weakness as defined above. This condition as previously noted as a reportable condition and was considered in determining the nature, timing, and extent of the procedures to be performed in our audits of the financial statements of Wayne Apartments Project Limited Partnership and of its compliance with requirements applicable to its major program for the year ended December 31, 1997, and this report does not affect our reports thereon dated January 16, 1998.

This report is intended for the information of the general partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.







//s// Ziner & Company,  P.C.
January 16, 1998

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715



                                 INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                                       SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR
                                                                    HUD PROGRAMS
To the Partners of
Wayne Apartments Project Limited Partnership

We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1997, and have issued our report thereon dated January 16, 1998.

We have also audited the Partnership's compliance with the specific program requirements governing federal financial reports, mortgage status, replacement reserves, residual receipts, security deposits, cash receipts, cash disbursements, distributions to owners, management functions and tenant application, eligibility and rectification that are applicable to its major HUD-assisted program, for the year ended December 31, 1997. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U. S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed a material instance of noncompliance with the requirements referred to in the first paragraph of this report that are described in the accompanying Schedule of Auditors' Comments on Audit Resolution Matters Relating to HUD Programs. We considered this instance of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, except for the instance of material noncompliance with the requirements applicable to Wayne Apartments Project Limited Partnership referred to in the fourth paragraph of this report and identified in the accompanying Schedule of Auditors Comments on Audit Resolution Matters Relating to HUD Programs, Wayne Apartments Project Limited Partnership complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1997.

This report is intended for the information of the general partners, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

//s// Ziner & Company,  P.C.
January 16, 1998

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715






                                 INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                                                SPECIFIC REQUIREMENTS APPLICABLE
                                          TO FAIR HOUSING AND NON-DISCRIMINATION


To the Partners of
Wayne Apartments Project Limited Partnership


We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No.023-44269) as of and for the year ended December 31, 1997, and have issued our report thereon dated January 16, 1998.

We have also applied procedures to test Wayne Apartments Project Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD assisted programs for the year ended December 31, 1997.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the U. S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Wayne Apartments Project Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements.
Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the general partners, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.






//s// Ziner & Company,  P.C.
January 16, 1998








Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715




                                         AUDITORS' COMMENTS ON AUDIT RESOLUTION
                                               MATTERS RELATING TO HUD PROGRAMS


To the Partners of
Wayne Apartments Project Limited Partnership


We have audited the financial statements of Wayne Apartments Project Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated January 16, 1998.

During our audit, we noted that the project has not taken corrective action on findings from our report on compliance with specific requirements applicable to major HUD programs, dated January 23, 1997.

Finding #2
The auditee did not submit HUD claims for vacancy losses.

Status
The auditee has not submitted vacancy loss claims for the year 1995 through 1997. The auditee intends to process and file such claims in 1998.








//s// Ziner & Company,  P.C.
January 16, 1998

                                                MANAGEMENT AGENT'S CERTIFICATE




We hereby certify that we have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited Partnership (Project No. 023-44269) and, to the best of our knowledge and belief, the same is complete and accurate.










            Name                                                    Date





    Management Agent                                                Date




Management Company
Federal Identification Number   04-3053950

                                        For the Year Ended December 31, 1997
                                                        (Unaudited




                                                     MORTGAGOR'S CERTIFICATE



I hereby certify that I have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited Partnership (Project No. 023-44269) and, to the best of my knowledge and belief, the same is complete and accurate.












                                    John B. Cruz, Jr.
          Vice President of Gemini Housing Corporation                     Date


             Partnership Federal
             Identification Number   04-3053950

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
            ===========    ======     ======   ===========  ==========     ==========   ======      ==========        ===========

                WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                    (a Massachusetts limited partnership)
                 SUPPORTING DATA REQUIRED BY HUD - continued
                             December 31, 1996

SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

A.       Funds Held by Mortgagor, Regular Operating Account:

                 Bank of Boston (Checking)              (1)     $   1,288
                  U. S. Trust                                         100
                                                               -----------
                                                                $   1,388

B.       Funds Held by Mortgagor in Trust, Tenant Security Deposit:
               Boston Bank of Commerce (Savings, 2.65%)     (1)   68,837

                                                                ---------

         Funds Held by Mortgagor, TOTAL                         $ 70,225
                                                                ========


C.       Funds Held By Mortgagee I, (Chemical Mortgage Company) in Trust:

         1.       Tax, Insurance and MIP escrow              (1)      $ 57,042
         2.       Reserve Fund for Replacements:
                  Money Market                               (1)        84,063


         Funds Held by Mortgagee II, (Continental Wingate Associates) in Trust:

         1.       MIP escrow                                 (1)         7,112
         2.       Reserve Fund for Replacements:
                           U. S. Treasury Fund               (1)       476,163
                                                                       -------


         Funds Held by Mortgagees, TOTAL                              $624,380


         TOTAL FUNDS HELD IN FINANCIAL INSTITUTIONS                   $694,605
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

                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts Limited Partnership)


                                               Financial Statements
                                                        and
                                             Supplementary Information
                                       For the Year Ended December 31, 1995

                                                 Table of Contents


                                                                 Page

Independent Auditors' Report                                      1

Financial Statements

   Balance Sheet                                                  2

   Statement  of Changes in Partners' Capital                     3

   Statement of Profit and Loss                                   4

   Statement of Cash Flows                                        7

   Notes to Financial Statements                                  9

Independent Auditors' Report on Supplementary Information        12

Supplementary Information

   HUD Supporting Data                                           13

Independent Auditors' Report on Internal Control Structure       18

Independent  Auditors' Report on Compliance Based on an Audit
of Financial Statements                                          20

Independent Auditors' Report on Compliance with Specific
Requirements applicable to Major HUD Programs                    21

Independent Auditors' Report on Compliance with Specific
Requirements applicable to Affirmative Fair Housing              22

Schedule of Findings and Questioned Costs                        23

Management's Agent's Certificate                                 24

Mortgagor's Certificate                                          25

                  INDEPENDENT AUDITORS' REPORT



To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1995, and the related statements of changes in partners' capital, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Wayne Apartments Projects Limited Partnership's internal control structure and report dated January 26, 1996 on its compliance with laws and regulations.

//s// Ziner & Company,  P.C.
January 26, 1996

                           Wayne Apartments Project Limited Partnership
                               (a Massachusetts limited Partnership)
                                  Balance Sheet - December 31, 1995

ASSETS
   Cash in bank                                                                              $        42,486
   Tenant accounts receivable                                          $      55,944
     Less allowance for doubtful accounts                                    (28,853)                 27,091
   Accounts receivable - HUD                                                                           3,891
                                                                                             ---------------
                                                                                                      73,468

Deposits  HELD IN TRUST - FUNDED
   Tenant security deposits                                                                           67,039

PREPAID EXPENSES
   Property insurance                                                                                 74,663
   Mortgage insurance                                                                                 39,381
                                                                                                     114,044
Restricted Deposits and Funded Reserves
   Mortgagee escrow deposits                                                                          85,293
   Reserve for replacements                                                                          624,504
   Capital contributions escrows                                                                     300,000
                                                                                             ---------------
1,009,797
FIXED ASSETS, at costs
   Land                                                                                              265,817
   Buildings and improvements                                                                      6,948,290
   Building rehabilitation costs                                                                  22,775,160
   Furnishings and equipment                                                                         393,439
                                                                                             ---------------
                                                                                                  30,382,706
     Accumulated depreciation                                                                     (6,977,270)
                                                                                                  23,405,436
OTHER ASSETS
   Unamoritzed finance fees                                                                          253,341
   Deposit                                                                                             2,550
                                                                                                     255,891
                                                                                             $    24,925,675
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
   Accounts payable                                                                          $        86,523
   Accrued interest payable                                                                           84,079
   Accrued operating expenses                                                                         25,203
   Mortgages payable - current portion                                                               273,310
                                                                                             ---------------
                                                                                                     469,115
Deposits and Prepayment Liabilities
     Tenant security deposits                                                                         61,430
     Prepaid rent                                                                                     11,278
                                                                                                      72,708
Long-Term Liability
     Mortgages payable                                                                            14,164,940
       Less current portion                                                                         (273,310)
                                                                                                  13,891,630
Other Liabilities
   Development fee payable                                                                           300,000
   Flexible subsidy loan and accrued interest                                                      6,605,221
   Residual receipts notes and accrued interest                                                      313,769
                                                                                             ---------------
                                                                                                   7,218,990
Total Liabilities                                                                                 21,652,443
Partners'  Capital                                                                                 3,273,232
                                                                                             ---------------
                                                                                             $    24,925,675
                                                                                             ===============

                                     Statement of Changes in Partners' Capital
                                       For the Year Ended December 31, 1995


Capital Contributions                                                                   $     10,600,000
                                                                                        ----------------

Accumulated Losses
     Balance at beginning of year                                                             (5,996,064)
     Net Loss for the year                                                                    (1,323,473)
                                                                                              (7,319,537)

Distributions
   Current year                                                                                   (1,620)
   Prior years                                                                                    (5,611)
                                                                                                  (7,231)

Ending Partners' Capital                                                                $      3,273,232
                                                                                        ================



                                           Statement of Profit and Loss
                                       For the Year Ended December 31, 1995

Part I

Rental Income
   Apartment or member carrying charges (Coops)                                              $       839,735
   Tenant assistance payments                                                                      2,736,493
                                                                                             ---------------
       Total Rental Revenue Potential at 100% Occupancy                                      $     3,576,228
                                                                                             ---------------

Vacancies
   Apartments                                                                                $      (120,323)
                                                                                             ---------------
     Total vacancies                                                                                (120,323)
                                                                                             ---------------
     Net rental revenue rent revenue less vacancies                                          $     3,455,905
                                                                                             ---------------

Financial Revenue
   Interest income - project operations                                                      $         2,521
   Income from investments - reserve for replacement                                                  15,066
                                                                                             ---------------
     Total Financial Revenue                                                                 $        17,587
                                                                                             ---------------

Other Revenue
   Laundry and vending                                                                       $         2,058
     Total Other Revenue                                                                               2,058
                                                                                             ---------------
     Total Revenue                                                                           $     3,475,550
                                                                                             ---------------

Administrative Expense
   Advertising                                                                               $           186
   Other administrative expense                                                                       11,982
   Office salaries                                                                                    57,043
   Office supplies                                                                                    50,906
   Office or model apartment rent                                                                     13,479
   Management                                                                                        173,353
   Manager or superintendent salaries                                                                 95,540
   Legal expenses (Project)                                                                           79,748
   Auditing expenses (Project)                                                                        14,950
   Telephone and answering service                                                                     8,991
   Bad debts                                                                                          20,434
   Miscellaneous administrative expenses (specify)                                                    14,910
                                                                                             ---------------
     Total Administrative Expenses                                                           $       541,522
                                                                                             ---------------

Utilities Expense
   Fuel oil/coal                                                                             $        63,533
   Electricity (light and misc. power)                                                                62,417
   Water                                                                                             211,261
   Gas                                                                                               154,648
                                                                                             ---------------
     Total Utilities Expense                                                                 $       491,859
                                                                                             ---------------



                                       For the Year Ended December 31, 1995

Part I

Operating/Maintenance Expense
   Janitor and cleaning supplies                                                             $         2,373
   Janitor and cleaning contract                                                                     108,900
   Exterminating payroll/contract                                                                     13,908
   Garbage and trash removal                                                                          35,680
   Security payroll/contract                                                                           8,504
   Grounds payroll                                                                                     6,008
   Grounds supplies                                                                                      690
   Grounds contract                                                                                    6,185
   Repairs payroll                                                                                   190,820
   Repairs material                                                                                   98,593
   Repairs contract                                                                                  104,663
   Heating/cooling repairs and maintenance                                                            35,318
   Snow removal                                                                                       13,869
   Decorating payroll/contract                                                                       105,852
   Decorating supplies                                                                                12,137
   Other                                                                                              18,510
                                                                                             ---------------
     Total Operating & Maintenance Expenses                                                  $       762,010
                                                                                             ---------------

Taxes and Insurance
   Real estate taxes                                                                         $       134,543
   Payroll taxes (FICA)                                                                               41,992
   Property and Liability Insurance (Hazard)                                                         139,165
   Workmen's compensation                                                                             17,060
   Health insurance and other employee benefits                                                       56,320
                                                                                             ---------------
     Total Taxes and Insurance                                                               $       389,080
                                                                                             ---------------

Financial Expenses
   Interest on mortgage payable                                                              $     1,019,243
   Interest on notes payable                                                                         391,064
   Mortgage insurance premium/service charge                                                          71,451
   Miscellaneous financial expenses                                                                    1,440
                                                                                             ---------------
     Total Finance Expenses                                                                  $     1,483,198
                                                                                             ---------------

Elderly & Congregate Service Expenses
   Total cost of operations before depreciation                                                    3,667,669
                                                                                             ---------------
   Profit (loss) before depreciation                                                                (192,119)
   Depreciation (total) - 60 specify                                                               1,131,354
                                                                                             ---------------
   Operating profit or (loss)                                                                     (1,323,473)
                                                                                             ---------------

Net Profit or (Loss)                                                                         $    (1,323,473)


                                       For the Year Ended December 31, 1995

Part II

Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more
than those required under the mortgage.                                                      $       249,458

Replacement reserve deposits required by the Regulatory
Agreement or Amendments thereto, even if payments may be
temporarily suspended or waived.                                                             $       165,488

Replacement or painting reserve releases which are included
as expense items on this Profit and Loss Statement.                                          $             -

Project improvement reserve releases under the Flexible Subsidy
project that are included as expense items on this Profit and Loss Statement                 $             -





                                              Statement of Cash Flows
                                       For the Year Ended December 31, 1995


Cash Flows from Operating Activities
   Sources
     Rental receipts                                                                    $      3,472,010
     Interest receipts                                                                             2,521
     Other receipts                                                                                2,058
                                                                                        ----------------
                                                                                               3,476,589
                                                                                        ----------------
   Uses
     Administrative                                                                              190,353
     Management fees                                                                             186,311
     Payroll, related taxes and fringe benefits                                                  459,123
     Utilities                                                                                   482,938
     Operating and maintenance                                                                   500,461
     Insurance                                                                                   101,922
     Taxes-real estate                                                                           134,543
     Interest on mortgage                                                                      1,021,030
     Mortgage insurance premium                                                                   70,868
     Other interest                                                                                1,440
                                                                                        ----------------
                                                                                               3,148,989
                                                                                        ----------------
   Cash provided by operations before other items                                                327,600
     Changes in mortgagee escrow deposits                                                         29,088
     Changes in tenants' security deposits, net                                                      420
      Decrease in deposits                                                                         1,400
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 358,508

Cash flows from investing activities
     Replacement reserve payments                                                               (165,488)
     Withdrawals from replacement reserves                                                        42,721
     Withdrawal from capital contribution escrow                                                 150,000
     Payment of development fee                                                                 (150,000)
                                                                                        ----------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                                (122,767)
                                                                                        ----------------

Cash flows from financing activities
     Payment of interest flexible subsidy loan                                                    (1,620)
     Distributions to partners                                                                    (1,620)
     Mortgage principal payments                                                                (249,458)
                                                                                        -----------------
       NET CASH USED BY FINANCING ACTIVITIES                                                    (252,698)
                                                                                        -----------------

Net decrease in cash                                                                             (16,957)

Cash balance at beginning of year                                                                 59,443
                                                                                        ----------------

Cash balance at end of year                                                             $         42,486
                                                                                        ================


                                       For the Year Ended December 31, 1995



Reconciliation of Net Loss to Cash Flow from Operating Activities

     Net loss                                                  $  (1,323,473)
     Noncash items included in net loss
       Depreciation and amortization                               1,131,354
       Interest not payable currently                                391,064
       Reserve for replacement interest                              (15,066)
       Changes in:
         Accounts receivable and prepaid expenses                    144,497
         Accounts payable and accrued expenses                        17,830
         Prepaid rent                                                (18,606)
         Tenants' security deposits, net                                 420
         Change in deposits                                            1,400
         Mortgagee escrow deposits                                    29,088
                                                                 -------------
           NET CASH  PROVIDED BY OPERATING ACTIVITIES          $     358,508
                                                                 =============

                                           Notes to Financial Statements
                                                 December 31, 1995

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

Allocation of Profits and Losses
Operating profits and losses are allocated 1% to the general partner and 99% to Boston Financial Qualified Housing Tax Credits L.P. II .

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.











                                           Notes to Financial Statements
                                                 December 31, 1995


NOTE B - CAPITAL CONTRIBUTIONS

On December 27, 1988, the Partnership was syndicated and the investor limited partner was admitted. Under the terms of the partnership agreement, the investor limited partner has made capital contributions totaling $10,600,000, subject to adjustments during the construction phase and initial operating years. As of December 31, 1995, $300,000 of capital contributions remain in escrow to pay the remaining development fee.

An additional $337,500 of capital contributions will be due in 2005 but has not been recorded because the investor limited partner is not required to pay if certain conditions have not been satisfied.

NOTE C - FINANCING

Permanent financing on the acquired assets is being provided by a mortgage which is secured by the property and is insured by HUD. This loan bears interest at the rate of 7% per annum and is payable in monthly installments of $41,203 for principal and interest until January 2015. Additional monthly remittances include escrow payments of $23,833 for real estate taxes, property insurance and mortgage insurance and payments of $2,210 to fund reserve for replacements. As of December 31, 1995, the outstanding balance amounted to $5,198,882.

HUD is assisting the project by making monthly interest reduction payments directly to the mortgagee in the amount of $26,569. The project received subsidies of $318,829 during 1995.

Financing for the completed rehabilitation program is in the form of a HUD insured mortgage under the Section 241 program, and is being amortized over a 25 year period. This loan bears interest at the rate of 10.75% per annum. Installments of $91,245 for principal and interest are due monthly through November 2015. Additional monthly remittances include $3,595 to fund a mortgage insurance escrow and $11,581 to fund reserve for replacements. As of December 31, 1995, the outstanding balance amounted to $8,966,058.

Additional financing for the completed rehabilitation program has been provided by HUD in the form of a flexible subsidy loan of $4,195,287. This loan bears simple interest at the rate of 9.25% per annum. Payments of principal and interest shall be made only to the extent the Project has surplus cash. The note matures on the earlier of November 2015 or upon sale, foreclosure, refinancing, and assignment or disposition of the project, at which time the entire principal and accrued interest is due. As of December 31, 1995, interest of $2,409,934 has accrued on this loan, including $388,064 in 1995.

HUD loaned $300,000 to the project in 1985 to pay for delinquent utility charges. This loan is evidenced by a residual receipts note which bears interest at 1% per annum. Accrued interest and principal on this note are payable from surplus cash, as defined by HUD, prior to distributions to the partners. The entire principal balance, plus any accrued interest, is due upon refinancing or maturity of the mortgage note, or upon the sale, foreclosure, or any disposition of the project. The note stipulates that no interest deduction may be claimed for income tax purposes until the amounts are actually paid. During 1995, interest of $1,620 was paid from annual distributions. As of December 31, 1995, interest of $13,769 has accrued, including $3,000 in 1995.

                                           Notes to Financial Statements
                                                 December 31, 1995


NOTE C - FINANCING (continued)

Annual maturities of long-term debt for the ensuing five years are summarized as follows:

                       1996                                 $ 273,310
                       1997                                   298,669
                       1998                                   326,495
                       1999                                   357,036
                       2000                                   390,569
Management believes it is not practicable to estimate the fair value of mortgages payable because it is not determinate as to whether financing with similar characteristics is currently available to the Partnership.

Subject to HUD regulations, the Partnership is limited to a maximum annual distribution of $156,607, which is 6% of the Partnership's initial investment as determined by HUD. During 1995, cash distributions of $1,620 were paid. As of December 31, 1995, the Partnership has cumulative unpaid distributions totaling $775,804 and surplus cash of $20,342.

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

NOTE F - RELATED PARTY TRANSACTIONS

For its services in connection with the completed rehabilitation of the Project, the developers, an affiliate of the general partner, has earned development fees. During 1995, $150,000 of such fees were paid and $300,000 remains payable at December 31, 1995. Unpaid development fees may be paid from proceeds of the capital contribution escrow once certain conditions are met.

Management services have been provided by an affiliate of the general partner at a fee of 5% of net collected income. During 1995, $173,353 was incurred for such services. Additional amounts have been paid to reimburse payroll, in-house legal counsel, and certain other office costs.

The Partnership maintains cash balances at several banks and with the mortgage servicing agent. Accounts at these various financial institutions are insured up to $100,000 per depositor by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1995, the Partnership had cash balances in the capital contributions escrow and reserve for replacement in excess of FDIC insured limits by $263,568.

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715





                    INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION







To the Partners of
Wayne Apartments Project Limited
Partnership

Our report on our audit of the basic financial statements of Wayne Apartments Project Limited Partnership for 1995 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. HUD Supporting Data is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





//s// Ziner & Company,  P.C.
January 26,1996

                                   Wayne Apartments Project Limited Partnership
                                       (a Massachusetts Limited Partnership)


                                                        15

                                          SUPPORTING DATA REQUIRED BY HUD
                                                 December 31, 1995


                                                   Number               Amount
DELINQUENT TENANT ACCOUNTS RECEIVABLE            of Tenants            Past Due
                                                 ----------            --------
  Delinquent - 30 days and under                    119              $  18,508
             - 31-60 days                            39                  6,962
             - 61-90 days                            29                  4,709
             - over 90 days                          32                 25,765
                                                                       --------
                                                                       $55,944

SCHEDULE OF ACCOUNTS RECEIVABLE - OTHER                                  NONE
                                                                         ====


MORTGAGEE ESCROW DEPOSITS
  Estimated amount required for
   future payment of:
    City, state and county taxes                                       $32,605
    Mortgage insurance                                                  32,129
    Property insurance                                                  20,858
                                                                       --------
                                                                        85,592

  Amount confirmed by mortgagee                                         85,293

  Amount on deposit in excess of estimated requirements                $  (299)
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


RESERVE FOR REPLACEMENTS
 In accordance with the provisions of the regulatory agreements, restricted cash is held by Chemical Bank and Continental Wingate Associates to be used for replacement of property with the approval of HUD as follows:

     Balance, January 1, 1995                                        $486,671
     Monthly deposits ($11,580.66 x 12) ($2,210 x 12)                 165,488
     Interest earned                                                   15,066
     Withdrawals                                                      (42,721)
                                                                    -----------

     Balance, December 31, 1995 - confirmed by mortgagees            $624,504 *
                                                                      ========

* As of December 31, 1995, The Partnership has an approved withdrawal of $175,738 which has not been received.

                                              December 31, 1995



SCHEDULE OF ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS)                  NONE

SCHEDULE OF ACCRUED TAXES                                                  NONE


SCHEDULE OF NOTES PAYABLE - OTHER THAN MORTGAGES                           NONE
                                                                           ====

COMPENSATION OF PARTNERS
  No compensation was paid to the partners from operating funds in 1995.

LISTING OF IDENTITY OF INTEREST COMPANIES AND ACTIVITIES DOING BUSINESS WITH
OWNER

                                                                 Amount
   Company Name                Type of Service                  Received

Cruz Management Company      Management fees                   $ 186,311

Cruz Management Company      Payroll reimbursement               459,123

Cruz Management Company      Reimbursement for central
                             office, maintenance, and
                             other costs                         147,329
                                                               ---------
                                                                $729,763
                                                               =========
UNAUTHORIZED DISTRIBUTIONS
  There were no unauthorized distributions paid in 1995.

MISCELLANEOUS ADMINISTRATIVE
   TAP program education costs                                 $   8,376
   Handicap analysis report                                        4,700
   Other                                                           1,834
                                                               ---------
                                                               $  14,910
OTHER OPERATING AND MAINTENANCE EXPENSES                       =========
  Motor vehicle repairs                                        $  18,510
                                                               =========


Ziner & Company, P.C.
7 Winthrop Square
Boston, MA 02110
617-542-8880
Fed. I.D. # 04-3174717
Lead Auditor:  John F. Mackey











               COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND RESIDUAL RECEIPTS
                                    For the Year Ended December 31, 1995


Cash                                                                                   $         109,525
Tenant subsidy vouchers due for period covered by financial statements                             3,891
Other (describe) approved reserve for replacement withdrawal)                                    175,738
                                                                                        ----------------
   Total cash                                                                           $        289,154
                                                                                        ----------------

Accrued mortgage interest payable                                                       $         84,079
Accounts payable (due with 30 days)                                                               86,523
Deficient Tax Insurance of MIP Escrow deposits                                                       299
Accrued expenses (Note escrowed)                                                                  25,203
Prepaid rents                                                                                     11,278
Tenant security deposits liability (account 2191)                                                 61,430
                                                                                        ----------------
   Less Total Current Obligations                                                       $        268,812
                                                                                        ----------------

   Surplus Cash                                                                         $         20,342
                                                                                        ================

Part B - Compute Distributions to Owners and Required Deposit to Residual Receipts

Ltd Div. Project

Annual distribution earned during fiscal period covered by the statement                $        156,607
Distribution accrued and unpaid as of the end of the prior fiscal period                         620,817
Distributions paid during fiscal period covered by statement                                      (1,620)
Amount to be carried on balance sheets as distribution earned but unpaid                $        775,804

Deposit due residual receipts (Must be deposited with mortgage within
 60 days after the Fiscal Period ends)                                                  $         20,342



                                               December 31, 1995



SCHEDULE OF CHANGES IN FIXED ASSET ACCOUNTS


                                              Assets                                                       Depreciation Reserve



                                                                                                                       Carrying
             Balance                              Balance       Balance                             Balance            Value at
             January 1,                           December 31,  January 1,                          December 31,       December 31,
Fixed Assets    1995       Additions  Deductions      1995        1995        Additions  Deductions     1995                1995
------------ ------------- ---------  ----------  ------------  -----------   ---------  ----------- -----------       ------------


Land         $    265,817  $     0    $       0   $    265,817  $          0  $       0  $    0     $          0       $    265,817

Buildings
 and
 improvements  29,723,450        0            0     29,723,450     5,541,532  1,080,852       0        6,626,384         23,101,066

Furnishings
   and
 equipment        393,439        0            0        393,439       318,373     36,513       0          354,886             38,553
             ------------  -------      -------   ------------  ------------  ---------- ------      ------------      ------------


  Totals     $ 30,382,706  $     0    $       0   $ 30,382,706  $  5,859,905  $1,117,365 $   0      $  6,977,270       $ 23,405,436
             ============  =======       ======   ============  ============  ========== ======     ============       ============


                                                               December 31, 1995


SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS

A.       Funds Held by Mortgagor, Regular Operating Account:
         Bank of Boston (Checking)                                                        (1)     $     42,386
         U.S. Trust                                                                       (2)              100
                                                                                                  ------------
                                                                                                  $     42,486


B.       Funds Held by Mortgagor in Trust, Tenant Security Deposit:
         Boston Bank of Commerce (Savings, 2.65%)                                         (3)     $     67,039
                                                                                                  ------------

Funds Held by Mortgagor, TOTAL                                                                    $    109,525
                                                                                                  ============


C.       Funds Held By Mortgagee I, (Chemical Mortgage Company) in Trust:
1.       Tax, Insurance and MIP escrow                                                    (4)           77,767
2.       Reserve Fund for Replacements:
         Money Market                                                                                  163,568


Funds Held by Mortgagee II, (Continental Wingate Associates) in Trust:
1.       MIP escrow                                                                       (5)            7,526
2.       Reserve Fund for Replacements:                                                   (5)          460,936
                                                                                                  ------------
                  U. S. Treasury Fund


Funds Held by Mortgagees, TOTAL                                                                       $709,797


TOTAL FUNDS HELD IN FINANCIAL INSTITUTIONS                                                            $819,322
                                                                                                  ============



(1)      Balances confirmed by Bank of Boston
(2)      Balances confirmed by U.S. Trust
(3)      Balances confirmed by Boston Bank of Commerce
(4)      Balances confirmed by Chemical Bank
(5)      Balances confirmed by  Continental Wingate Associates

* Based upon HUD mortgagee letter 96-03, balances in excess of the $100,000 FDIC insurance limitation is permissible by the mortgage service agent. Therefore,this condition is not disclosed as a finding.

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880
Fax: (617) 542-8715






                                             INDEPENDENT AUDITORS' REPORT ON
                                                  INTERNAL CONTROL STRUCTURE


To the Partners of
Wayne Apartments Project Limited Partnership


We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1995, and have issued our report thereon dated January 26, 1996. We have also audited Wayne Apartments Project Limited Partnership's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated January 26, 1996.

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

The management of the Project is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing our audits we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the Partnership's basic financial statements and on its compliance with specific requirements applicable to its major HUD-assisted program and to report on the internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

For the purposes of this report, we have classified the significant internal control structure policies and procedures in the following categories:

         Accounting Applications
             Cash receipts/revenue
             Purchases/cash disbursements
             General ledger
             External financial reporting

         Specific compliance requirements

             Affirmative fair housing
             Mortgage status
             Replacement reserve
             Security Deposits
             Cash receipts
             Cash disbursements
             Tenant application, eligibility, and recertifiation
             Management functions

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted program. Our procedures were less in scope than would be necessary to render an opinion on such internal control structure policies and procedures. Accordingly, we do not express such an opinion.

We noted certain matters involving the internal control structure and its operation that we considered to be reportable conditions under standards
established  by  the  American   Institute  of  Certified  Public   Accountants.
Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgment , could adversely affect the organization's ability to record, process, summarize and report financial data consistent with management's ascertains in the financial statements or to administer HUD-assisted programs in accordance with applicable laws and regulations.

The auditee did not submit Vacancy claims to HUD in 1995.

A material weakness is a reportable condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected with a timely period by employees in the normal course of performing their assigned functions.

Our consideration of internal control would not necessarily disclose all matters in internal control structure that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, we noted the following matters involving internal control structure and its operation that we consider to be material weaknesses as defined above. However, we believe the reportable condition described above is not a material weakness.

This report is intended for the information of the general partner, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




//s// Ziner & Company,  P.C.
January 26, 1996






Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880   Fax: (617) 542-8715



                                    INDEPENDENT AUDITORS' REPORT ON COMPLIANCE
                                      BASED ON AN AUDIT OF FINANCIAL STATEMENTS


To the Partners of
Wayne Apartments Project Limited Partnership

We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1995, and have issued our report thereon dated January 26, 1996.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts and grants applicable to the Project is the responsibility of the Projects management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatements, we performed test of the Project's compliance with certain provisions of laws, regulations, contracts and grants. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report in intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

//s// Ziner & Company, P.C.
January 26, 1996

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880   Fax: (617) 542-8715



                              INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                                        SPECIFIC REQUIREMENTS APPLICABLE
                                              TO MAJOR HUD PROGRAMS


To the Partners of
Wayne Apartments Project Limited Partnership

We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1995, and have issued our report thereon dated January 26, 1996.

We have also audited the Partnership's compliance with the specific program requirements governing affirmative fair housing, mortgage status, replacement reserves, residual receipts, security deposits, cash receipts, cash disbursements, management functions and tenant application, eligibility and recertification that are applicable to its major HUD-assisted program for the year ended December 31, 1995. The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

The results of our audit procedures disclosed a material instance of noncompliance with the requirements referred to in the second paragraph of this report that are described in the accompanying schedule of findings and questioned costs. We considered this instance of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, except for the instance of noncompliance referred to in the fourth paragraph of this report and identified in the accompanying schedule of findings and questioned costs, the Partnership complied, in all material respects, with the requirements described above that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1995.

This report is intended for the information of the general partners, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

//s// Ziner & Company,  P.C.
January 26, 1996

Zinger & Company, P.C.
Certified Public Accountants
7 Winthrop Square
Boston, Massachusetts  02110-1256
Phone:  (617) 542-8880   Fax: (617) 542-8715



                               INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH
                                           SPECIFIC REQUIREMENTS APPLICABLE
                                              TO AFFIRMATIVE FAIR HOUSING


To the Partners of
Wayne Apartments Project Limited Partnership


We have audited the financial statements of Wayne Apartments Project Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of and for the year ended December 31, 1995, and have issued our report thereon dated January 26, 1996.

We have also applied procedures to test Wayne Apartments Project Limited Partnership's compliance with the Affirmative Fair Housing requirements applicable to its HUD assisted programs for the year ended December 31, 1995.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the U. S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Wayne Apartments Project Limited Partnership's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the general partner, management and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.






//s// Ziner & Company,  P.C.
January 16, 1998

                               WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                                   SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                                                 December 31 1995


Funding #1

Condition
     During the year, the auditee maintained cash balances in excess of FDIC insured $100,000 limited

Criteria
     Regulations of the Department of Housing and Urban Development (HUD) require that the entire cash balance must be federally insured.

Effect
     Auditee is not in compliance with the HUD regulations in regards to is cash accounts.

Cause
     Monthly HUD subsidy payments are greater than $100,000 and are wire transferred into a single project account.

Recommendation
     Auditee should consider temporarily transferring funds to another financial institution on the day the subsidy payment is received.


Finding #2

Condition
     The auditee did not submit to HUD claims for vacancy losses in 1995.

Criteria
     Regulations of the HUD require that claims for vacancy losses be submitted.

Effect
     Auditee is not in compliance with HUD regulations

Cause
     Lack of compliance in filing vacancy loss claims was on oversight of management.

Recommendation
     File vacancy loss claims for 1995 and implement a system to ensure timely filing in future years.

                   WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                         (a Massachusetts limited partnership)
                                   December 31, 1995




                              MANAGEMENT AGENT'S CERTIFICATE




We hereby certify that we have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited Partnership (Project No. 023-44269) and, to the best of our knowledge and belief, the same is complete and accurate.









-------------------------------                       -----------------------
Michael Rich, Controller                                    Date
Cruz Management Corporation, Inc.

                   WAYNE APARTMENTS PROJECT LIMITED PARTNERSHIP
                        (a Massachusetts limited partnership)
                                     December 31, 1995








                             MORTGAGOR'S CERTIFICATE



I hereby certify that I have examined the accompanying financial statements and supplementary information of Wayne Apartments Project Limited Partnership (Project No. 023-44269) and, to the best of my knowledge and belief, the same is complete and accurate.











         -------------------------------------                 -----------------
                      John B. Cruz///
        President of Gemini Housing Corporation                    Date


        Partnership Federal
        Identification Number   04-3053950