Form 10-Q
period 1998-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1998-08-13
CIK 830997

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended June 30, 1998
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,




/s/Dianne Groark

Dianne Groark
Assistant Controller



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

For the quarterly period ended               June 30, 1998
                                    -------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                               --------------      ----------------------

For Quarter Ended      June 30, 1998       Commission file number      0-17777
                  --------------------                                ----------

            Boston Financial Qualified Housing Tax Credits L.P. II
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                    04-3002607
      --------------------------------                   --------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


      101 Arch Street, Boston, Massachusetts                     02110-1106
      ----------------------------------------                 ---------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                           ------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Combined Balance Sheets - June 30, 1998 (Unaudited)
           and March 31, 1998                                                1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1998 and 1997                               2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           1998                                                              3

         Combined Statements of Cash Flows (Unaudited) -
           For the Three Months Ended June 30, 1998 and 1997                 4

         Notes to Combined Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

PART II - OTHER INFORMATION

Items 1-6                                                                    13

SIGNATURE                                                                    14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                                                                              June 30,              March 31,
                                                                                1998                  1998
                                                                             (Unaudited)
Assets

Cash and cash equivalents                                                  $   1,111,832         $     722,737
Marketable securities, at fair value                                           2,036,976               966,668
Accounts receivable                                                               58,115                30,589
Tenant security deposits                                                          53,885                46,223
Investments in Local Limited Partnerships (Note 1)                             3,878,117             5,985,365
Rental property at cost, net of
   accumulated depreciation                                                   12,112,603            12,141,809
Mortgage escrow deposits                                                         117,268               136,287
Operating reserves                                                                35,926                35,926
Replacement reserves                                                             112,392               105,759
Deferred fees (net of accumulated amortization
   of $179,058  and $172,729, respectively)                                      305,574               311,903
Other assets                                                                      97,385                63,472
                                                                           -------------         -------------
     Total Assets                                                          $  19,920,073         $  20,546,738
                                                                           =============         =============

Liabilities and Partners' Equity

Mortgage notes payable                                                     $  11,241,664         $  11,247,950
Notes payable                                                                     86,533                 3,266
Accounts payable to affiliates                                                   575,796               566,352
Accounts payable and accrued expenses                                            276,951               162,072
Accrued interest payable                                                         120,194                71,753
Security deposits payable                                                         58,410                54,311
                                                                           -------------         -------------
     Total Liabilities                                                        12,359,548            12,105,704
                                                                           -------------         -------------

Minority interests in Local Limited Partnerships                                (161,892)             (159,824)
                                                                           -------------         -------------

Commitments

General, Initial and Investor Limited Partners' Equity                         7,713,119             8,592,833
Net unrealized gains on marketable securities                                      9,298                 8,025
                                                                           -------------         -------------
     Total Partners' Equity                                                    7,722,417             8,600,858
                                                                           -------------         -------------
     Total Liabilities and Partners' Equity                                $  19,920,073         $  20,546,738
                                                                           =============         =============
 The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997


                                                                                    1998              1997
                                                                                -------------    -------------
Revenue:
   Rental                                                                       $     522,409    $     444,719
   Investment                                                                          31,990           29,667
   Other                                                                               17,606            4,062
                                                                                -------------    -------------
     Total Revenue                                                                    572,005          478,448
                                                                                -------------    -------------

Expenses:
   Asset management fees, related party                                                68,040           69,901
   General and administrative (includes reimbursements
     to an affiliate of $23,459 and $37,110, respectively)                             51,829           64,937
   Bad debt expense                                                                     3,788               -
   Rental operations, exclusive of depreciation                                       295,478          241,107
   Property management fees, related party                                             22,227           19,880
   Interest                                                                           221,597          222,093
   Depreciation                                                                       137,846          142,601
   Amortization                                                                        34,300           37,266
                                                                                -------------    -------------
     Total Expenses                                                                   835,105          797,785
                                                                                -------------    -------------

Loss before minority interests in losses of Local Limited
   Partnerships and equity in losses of
   Local Limited Partnerships                                                        (263,100)        (319,337)

Minority interests in losses of
   Local Limited Partnerships                                                           2,068            1,842

Equity in losses of Local Limited
   Partnerships                                                                      (618,682)        (598,875)
                                                                                -------------    -------------

Net Loss                                                                        $    (879,714)   $    (916,370)
                                                                                =============    =============

Net Loss allocated:
   To General Partners                                                          $      (8,797)   $      (9,164)
   To Limited Partners                                                               (870,917)        (907,206)
                                                                                -------------    -------------
                                                                                $    (879,714)   $    (916,370)
                                                                                =============    =============
Net Loss per Limited
   Partnership Unit (60,000 Units)                                              $      (14.52)   $      (15.12)
                                                                                =============    =============

 The accompanying notes are an integral part of these combined financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


          COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1998



                                                  Initial          Investor            Net
                                 General          Limited           Limited        Unrealized
                                 Partners        Partners          Partners           Gains             Total

Balance at March 31, 1998      $  (441,389)    $       5,000    $   9,029,222     $       8,025    $   8,600,858

Net change in net unrealized
   gains on marketable securities
   available for sale                    -                 -                -             1,273            1,273


Net Loss                            (8,797)                -         (870,917)                -         (879,714)
                               -----------     -------------    -------------     -------------    -------------

Balance at June 30, 1998       $  (450,186)    $       5,000    $   8,158,305     $       9,298    $   7,722,417
                               ===========     =============    =============     =============    =============


 The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                       1998             1997
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $      15,735    $     (49,701)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                (1,389,439)        (349,066)
   Proceeds from sales and maturities of
     marketable securities                                                              320,926          427,324
   Cash distributions received from Local
     Limited Partnerships                                                             1,461,146           11,512
   Purchases of rental property                                                        (108,640)               -
   Advances to affiliates                                                                     -          (48,107)
   Disbursements from replacement reserves                                               (6,633)          (6,633)
                                                                                  -------------    -------------
Net cash provided by investing activities                                               277,360           35,030
                                                                                  -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                                                         (6,286)         (10,523)
   Mortgage escrow deposits                                                              19,019          (16,665)
   Advances of notes payable                                                             83,267                -
   Advances from affiliate                                                                    -           55,790
                                                                                  -------------    -------------
Net cash provided by financing activities                                                96,000           28,602
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               389,095           13,931

Cash and cash equivalents, beginning of period                                          722,737          318,451
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $   1,111,832    $     332,382
                                                                                  =============    =============

Supplemental Disclosure:
   Cash paid for interest                                                         $     173,156    $     193,228
                                                                                  =============    =============


 The accompanying notes are an integral part of these combined financial statements.


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of June 30, 1998 and 1997.

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


A summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste and Grayton Pointe, at June 30, 1998 is as follows:


Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $2,425,656)                                                                (27,917,116)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                    (2,471,055)

Investments in Local Limited Partnerships before adjustment                                              413,504

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      4,771,921

    Accumulated amortization of acquisition fees and expenses                                         (1,307,308)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   3,878,117
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1998 is $801,946. For the three months ended June 30, 1998, the Partnership has not recognized $183,815 of equity in losses relating to nineteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was ($878,441) and ($913,852) for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $1,273 and $2,518 for the quarters ended June 30, 1998 and 1997, respectively.


3.   Litigation

As previously reported, Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. It appears that a favorable settlement of the Saunders matter is achievable but only makes sense in the broader context of a mortgage restructuring for this property (which is experiencing substantial deficits). The Managing General Partner now believes a mortgage restructuring is feasible and a settlement can be obtained. However, workout negotiations with the lender have taken longer than expected. The Managing General Partner recently learned that in order to put pressure on the Partnership, Saunders filed an involuntary bankruptcy petition against Garden Cove.

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no other legal or administrative proceeding is threatened or contemplated against it.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets


                                             Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)           (B)          Eliminations           (A)
Assets
Cash and cash equivalents                      $   1,028,157    $      83,675     $          -     $   1,111,832
Marketable securities, at fair value               2,036,976                -                -         2,036,976

Accounts receivable                                1,231,169           58,115        (1,231,169)          58,115

Tenant security deposits                                   -           53,885                 -           53,885

Investments in Local Limited
   Partnerships                                    3,981,426                -          (103,309)       3,878,117
Rental property at cost, net of
   accumulated depreciation                                -       12,112,603                 -       12,112,603
Mortgage escrow deposits                                   -          117,268                 -          117,268
Operating reserves                                         -           35,926                 -           35,926

Replacement reserves                                       -          112,392                 -          112,392
Deferred fees, net                                         -          305,574                 -          305,574
Other assets                                          30,150           67,235                 -           97,385
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   8,307,878    $  12,946,673     $  (1,334,478)   $  19,920,073
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,241,664     $           -    $  11,241,664
Notes payable                                              -           86,533                 -           86,533
Accounts payable to affiliates                       558,775           17,021                 -          575,796

Accounts payable and accrued
   expenses                                           26,686          250,265                 -          276,951
Advances from Limited Partner                              -        1,231,169        (1,231,169)               -
Accrued interest payable                                   -          120,194                 -          120,194
Security deposits payable                                  -           58,410                 -           58,410
                                               -------------    -------------     -------------    -------------

     Total Liabilities                               585,461       13,005,256        (1,231,169)      12,359,548
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                           -                 -          (161,892)        (161,892)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                        7,713,119          (58,583)           58,583        7,713,119
Net unrealized gains on
   marketable securities                               9,298                -                 -            9,298
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                        7,722,417          (58,583)           58,583        7,722,417
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   8,307,878    $  12,946,673     $  (1,334,478)   $  19,920,073
                                               =============    =============     =============    =============

(A) June 30, 1998.
(B) March 31, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


            NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)           (B)           Eliminations         (A)

Revenue:
   Rental                                      $          -     $     522,409     $           -    $     522,409
   Investment                                         30,780            1,210                 -           31,990
   Other                                               3,961           13,645                 -           17,606
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    34,741          537,264                 -          572,005
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               68,040                -                 -           68,040

   General and administrative                         51,829                -                 -           51,829
   Bad debt expense                                    3,788                -                 -            3,788
   Rental operations, exclusive
     of depreciation                                       -          295,478                 -          295,478
   Property management fees,
     related party                                         -           22,227                 -           22,227
   Interest                                                -          221,597                 -          221,597

   Depreciation                                            -          137,846                 -          137,846

   Amortization                                       27,971            6,329                 -           34,300
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  151,628          683,477                 -          835,105
                                               -------------    -------------     -------------    -------------

Loss before minority interests in losses
   of Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                     (116,887)        (146,213)                -         (263,100)

Minority interests in losses of
   Local Limited Partnerships                              -                -             2,068            2,068


Equity in losses of Local
   Limited Partnerships                             (762,827)               -           144,145         (618,682)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (879,714)   $    (146,213)    $     146,213    $    (879,714)
                                               =============    =============     =============    =============


(A) For the three months ended June 30, 1998.
(B) For the three months ended March 31, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)           (B)           Eliminations         (A)


Net cash provided by
   (used for) operating activities             $     (50,394)   $      66,129     $           -    $      15,735
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities             (1,389,439)               -                 -       (1,389,439)
   Proceeds from sales and maturities
     of marketable securities                        320,926                -                 -          320,926
   Cash distributions received from
     Local Limited Partnerships                    1,461,146                -                 -        1,461,146
   Purchases of rental property                            -         (108,640)                -         (108,640)
   Disbursements from replacement
     reserves                                              -           (6,633)                -           (6,633)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
   investing  activities                             392,633         (115,273)                -          277,360
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                           -           (6,286)                -           (6,286)
   Mortgage escrow deposits                                -           19,019                 -           19,019
   Advances of notes payable                               -           83,267                 -           83,267
                                               -------------    -------------     -------------    -------------
Net cash provided by financing activities                  -           96,000                 -           96,000
                                               -------------    -------------     -------------    -------------

Net increase in cash and cash
   equivalents                                       342,239           46,856                 -          389,095


Cash and cash equivalents, beginning                 685,918           36,819                 -          722,737
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $   1,028,157    $      83,675     $           -    $   1,111,832
                                               =============    =============     =============    =============


(A) For the three months ended June 30, 1998.
(B) For the three months ended March 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $1,111,832 as compared to $722,737 at March 31, 1998. The increase is primarily attributable to cash provided by operating activities and cash distributions received from Local Limited Partnerships and is offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and purchases of rental property.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $41,000 have been paid from Reserves. The Partnership also advanced approximately $1,235,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At June 30, 1998, approximately $2,142,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At June 30, 1998, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1998.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 resulted is a net loss of $879,714 as compared to a net loss of $916,370 for the same period in 1997. The decrease in net loss is primarily due to an increase in rental and other income and a decrease in general and administrative expenses. These decreases to net loss are offset by increases to rental operations and equity in losses of Local Limited Partnerships. The increases in rental income, other income and rental operations are due to increased occupancy at one of the combined entities. The decrease in general and administrative expenses is due to a decrease in salary reimbursement expense due to the timing of payments. Equity in losses of Local Limited Partnerships increased due to the write off of Grayton Pointe on October 7, 1997.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Prior to the transfer of two Local Limited Partnerships, Limited Partnership interests had been acquired in forty Local Limited Partnerships which own and operate forty rental properties located in fifteen states, Washington, D.C. and Puerto Rico. Thirty of the properties with 2,325 apartments were newly constructed, and eight properties with 733 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up. Most of the forty properties have stable operations and are operating at break-even or generating operating cash flow.

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

As previously reported, Atlantic Terrace, located in Washington, D.C., continues to experience unstable operations due primarily to costs associated with unit turnover, increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. The managing agent is working with the local housing authority to improve tenant screening, social programs and expense monitoring.

Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood has experienced severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Given the severity of the operating deficits for Shadow Wood, it is possible that the Partnership will not be able to retain its interest in the property through 1998. A foreclosure would result in recapture for investors of one third of the cumulative tax credit benefits, plus interest, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Local General Partner is working to improve operating results through contract rent increases and debt service relief. Due to the Managing General Partner's concerns regarding the long term viability of these properties, negotiations are underway with the Local General Partner to develop a plan that will address these concerns.

Garden Cove, located in Huntsville, Alabama, is again involved in litigation. In the current matter, the project's general contractor claims there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute in 1996 with the former managing general partners and did not release them from liability with respect to it. It appears that a favorable settlement of the Saunders matter is achievable but only makes sense in the broader context of a mortgage restructuring for this property (which is experiencing substantial deficits). The Managing General Partner now believes a mortgage restructuring is feasible and a settlement can be obtained. However, workout negotiations with the lender have taken longer than expected. The Managing General Partner recently learned that in order to put pressure on the Partnership, Saunders filed an involuntary bankruptcy petition against Garden Cove.

As previously reported, Garden Cove continues to experience debt service deficits. These deficits are being funded from Partnership Reserves. The Managing General Partner continues to work with the management agent to find further ways to decrease the operating deficits while implementing capital improvement strategies that will improve property marketability. As previously reported, the Managing General Partner has entered into workout negotiations which include exploring opportunities to restructure the first mortgage. It is likely that without a modification, the lender will exercise its right to foreclose on the property. A foreclosure would result in recapture for investors of one third of the cumulative tax credit benefits, plus interest.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                   BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. II


                                   By:    Arch Street, Inc.,
                                          its Managing General Partner




                                          /s/Randolph G. Hawthorne
                                          Randolph G. Hawthorne
                                          Managing Director, Vice President and
                                          Chief Operating Officer