Form 10-Q
period 1998-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1998-11-09
CIK 830997

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended September 30, 1998
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,




/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller



QH2-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                                   ----------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------------

Commission file number        0-17777
                       --------------------

           Boston Financial Qualified Housing Tax Credits L.P. II
           --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Delaware                               04-3002607
      --------------------------------               ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
  -------------------------------------------              -----------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                         --------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                       --------

Item 1.  Financial Statements

         Combined Balance Sheets - September 30, 1998 (Unaudited)
           and March 31, 1998                                               1

         Combined Statements of Operations (Unaudited) - For
           the Three and Six Months Ended September 30, 1998 and 1997       2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30,
           1998                                                             3

         Combined Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 1998 and 1997             4

         Notes to Combined Financial Statements (Unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

PART II - OTHER INFORMATION

Items 1-6                                                                   14

SIGNATURE                                                                   15

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS


                                                                           September 30,            March 31,
                                                                                1998                  1998
                                                                             (Unaudited)
Assets

Cash and cash equivalents                                                  $     177,299         $     722,737
Marketable securities, at fair value                                           2,404,793               966,668
Accounts receivable                                                               39,352                30,589
Tenant security deposits                                                          66,592                46,223
Investments in Local Limited Partnerships (Note 1)                             2,496,713             5,351,116
Rental property at cost, net of
   accumulated depreciation                                                   12,598,287            12,776,058
Mortgage escrow deposits                                                         157,925               136,287
Operating reserves                                                                35,926                35,926
Replacement reserves                                                             119,025               105,759
Deferred fees, net of accumulated amortization
   of $185,388 and $172,729, respectively                                        299,245               311,903
Other assets                                                                     107,763                63,472
                                                                           -------------         -------------
     Total Assets                                                          $  18,502,920         $  20,546,738
                                                                           =============         =============

Liabilities and Partners' Equity

Mortgage notes payable                                                     $  11,235,237         $  11,247,950
Notes payable                                                                     86,533                 3,266
Accounts payable to affiliates                                                    22,580               566,352
Accounts payable and accrued expenses                                            287,523               162,072
Accrued interest payable                                                         166,265                71,753
Security deposits payable                                                         56,895                54,311
                                                                           -------------         -------------
     Total Liabilities                                                        11,855,033            12,105,704
                                                                           -------------         -------------

Minority interests in Local Limited Partnerships                                (164,522)             (159,824)
                                                                           -------------         -------------

Commitments

General, Initial and Investor Limited Partners' Equity                         6,774,583             8,592,833
Net unrealized gains on marketable securities                                     37,826                 8,025
                                                                           -------------         -------------
     Total Partners' Equity                                                    6,812,409             8,600,858
                                                                           -------------         -------------
     Total Liabilities and Partners' Equity                                $  18,502,920         $  20,546,738
                                                                           =============         =============


The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
      For the Three and Six Months Ended September 30, 1998 and 1997


                                                   Three Months Ended                    Six Months Ended
                                             September 30,    September 30,       September 30,    September 30,
                                                 1998              1997               1998              1997
                                            --------------    -------------       -------------    -------------
Revenue:
   Rental                                   $      531,976    $     470,533       $   1,054,385    $     915,252
   Investment                                       43,335           21,922              75,325           51,589
   Other                                           343,789           16,133             361,395           20,195
                                            --------------    -------------       -------------    -------------
     Total Revenue                                 919,100          508,588           1,491,105          987,036
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  68,040           69,901             136,080          139,802
   General and administrative
     (includes reimbursements
     to an affiliate of $47,013
     and $61,776, respectively)                     45,808           41,490              97,637          106,427
   Rental operations,
     exclusive of depreciation                     324,888          252,778             624,154          493,885
   Property management fees,
     related party                                  22,703           19,564              44,930           39,444
   Interest                                        221,456          210,739             443,053          432,832
   Depreciation                                    139,466          142,602             277,312          285,203
   Amortization                                     27,051           37,267              61,351           74,533
                                            --------------    -------------       -------------    -------------
     Total Expenses                                849,412          774,341           1,684,517        1,572,126
                                            --------------    -------------       -------------    -------------

Income (Loss) before minority interests
    in losses in Local Limited Partnerships
    and equity in losses of Local Limited
    Partnerships                                    69,688         (265,753)           (193,412)        (585,090)

Minority interests in losses of
   Local Limited Partnerships                        2,630            1,463               4,698            3,305

Equity in losses of Local
   Limited Partnerships                         (1,010,854)        (468,042)         (1,629,536)      (1,066,917)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (938,536)   $    (732,332)      $  (1,818,250)   $  (1,648,702)
                                            ==============    =============       =============    =============

Net Loss allocated:
   To General Partners                      $       (9,385)   $      (7,323)      $     (18,182)   $     (16,487)
   To Limited Partners                            (929,151)        (725,009)         (1,800,068)      (1,632,215)
                                            --------------    -------------       -------------    -------------
                                            $     (938,536)   $    (732,332)      $  (1,818,250)   $  (1,648,702)
                                            ==============    =============       =============    =============
Net Loss per Limited
    Partnership Unit
    (60,000 Units)                          $      (15.48)    $      (12.08)      $      (30.00)   $      (27.20)
                                            =============     =============       =============    =============

The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
      COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1998



                                                  Initial          Investor            Net
                                 General          Limited           Limited        Unrealized
                                 Partners        Partners          Partners           Gains             Total

Balance at March 31, 1998      $  (441,389)    $       5,000    $   9,029,222     $       8,025    $   8,600,858
                               -----------     -------------    -------------     -------------    -------------

Comprehensive Loss:
   Net Loss                        (18,182)                -       (1,800,068)               -        (1,818,250)
   Change in net unrealized
   gains on marketable securities
   available for sale                    -                 -                -            29,801           29,801
                               -----------     -------------    -------------     -------------    -------------
Comprehensive Loss                 (18,182)                -       (1,800,068)           29,801       (1,788,449)
                               -----------     -------------    -------------     -------------    -------------

Balance at
   September 30, 1998          $  (459,571)    $       5,000    $   7,229,154     $      37,826    $   6,812,409
                               ===========     =============    =============     =============    =============

The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                                       1998             1997
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (574,035)   $     (20,256)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                (3,120,012)        (399,066)
   Proceeds from sales and maturities of
     marketable securities                                                            1,712,668          658,282
   Cash distributions received from Local
     Limited Partnerships                                                             1,497,765           41,512
   Additions to rental property                                                         (97,474)         (67,667)
   Advances to affiliates                                                                     -         (151,604)
   Disbursements from replacement reserves                                              (13,266)         (13,266)
                                                                                  --------------   -------------
Net cash provided by (used for) investing activities                                    (20,319)          68,191
                                                                                  -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                                                        (12,713)         (11,629)
   Proceeds from (repayment of) note payable                                             83,267           (3,267)
   Mortgage escrow deposits                                                             (21,638)         (54,303)

   Advances of notes payable                                                                  -           62,902
                                                                                  -------------    -------------
Net cash provided by (used for) financing activities                                     48,916           (6,297)
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (545,438)          41,638

Cash and cash equivalents, beginning of period                                          722,737          318,451
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     177,299    $     360,089
                                                                                  =============    =============

Supplemental Disclosure:
   Cash paid for interest                                                         $     348,541    $     418,989
                                                                                  =============    =============


The accompanying notes are an integral part of these combined financial statements

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to conform to current year presentation.

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


A summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste and Grayton Pointe, at September 30, 1998 is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,033,882)                                                                (28,604,864)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                    (2,521,942)

Investments in Local Limited Partnerships before adjustment                                             (325,131)

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      3,917,757

     Accumulated amortization of acquisition fees and expenses                                        (1,095,913)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   2,496,713
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1998 is $2,097,920. For the six months ended September 30, 1998, the Partnership has not recognized $792,041 of equity in losses relating to twenty Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

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

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets


                                             Boston Financial
                                             Qualified Housing         Combined
                                                 Tax Credits            Entities                        Combined
                                                 L.P. II (A)              (B)      Eliminations            (A)
Assets
Cash and cash equivalents                      $      89,039    $      88,260     $           -    $     177,299
Marketable securities, at fair value               2,404,793                -                 -        2,404,793
Accounts receivable                                1,234,958           35,563        (1,231,169)          39,352
Tenant security deposits                                   -           66,592                 -           66,592
Investments in Local Limited
   Partnerships                                    3,074,938                -          (578,225)       2,496,713
Rental property at cost, net of
   accumulated depreciation                                -       11,961,971           636,316       12,598,287
Mortgage escrow deposits                                   -          157,925                 -          157,925
Operating reserves                                         -           35,926                 -           35,926

Replacement reserves                                       -          119,025                 -          119,025
Deferred fees, net                                         -          299,245                 -          299,245
Other assets                                          34,648           73,115                 -          107,763
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   6,838,376    $  12,837,622     $  (1,173,078)   $  18,502,920
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,235,237     $           -    $  11,235,237
Notes payable                                              -           86,533                 -           86,533
Accounts payable to affiliates                         8,055           14,525                 -           22,580

Accounts payable and accrued
   expenses                                           17,912          269,611                 -          287,523
Advances from Limited Partner                              -        1,231,169        (1,231,169)               -
Accrued interest payable                                   -          166,265                 -          166,265
Security deposits payable                                  -           56,895                 -           56,895
                                               -------------    -------------     -------------    -------------

     Total Liabilities                                25,967       13,060,235        (1,231,169)      11,855,033
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                            -                -          (164,522)        (164,522)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                        6,774,583         (222,613)          222,613        6,774,583
Net unrealized gains on
   marketable securities                              37,826                -                 -           37,826
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                        6,812,409         (222,613)          222,613        6,812,409
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   6,838,376    $  12,837,622     $  (1,173,078)   $  18,502,920
                                               =============    =============     =============    =============

(A) September 30, 1998.
(B) June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                           Combined
                                                 L.P. II (A)          (B)           Eliminations         (A)

Revenue:
   Rental                                      $           -    $     531,976     $           -    $     531,976
   Investment                                         42,002            1,333                 -           43,335
   Other                                             326,086           17,703                 -          343,789
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   368,088          551,012                 -          919,100
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               68,040                -                 -           68,040
   General and administrative                         45,808                -                 -           45,808
   Bad debt expense                                     (199)               -               199                -
   Rental operations, exclusive
     of depreciation                                       -          325,087              (199)         324,888
   Property management fees,
     related party                                         -           22,703                 -           22,703
   Interest                                                -          221,456                 -          221,456
   Depreciation                                            -          139,466                 -          139,466
   Amortization                                       20,721            6,330                 -           27,051
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  134,370          715,042                 -          849,412
                                               -------------    -------------     -------------    -------------

Income (Loss) before minority interests in
    losses of Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                      233,718         (164,030)                -           69,688

Minority interests in losses of
   Local Limited Partnerships                              -                -             2,630            2,630

Equity in losses of Local
   Limited Partnerships                           (1,172,254)               -           161,400       (1,010,854)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (938,536)   $    (164,030)    $     164,030    $    (938,536)
                                               =============    =============     =============    =============


(A) For the three months ended September 30, 1998.
(B) For the three months ended June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                           Combined
                                                 L.P. II (A)          (B)          Eliminations          (A)

Revenue:
   Rental                                      $          -     $   1,054,385     $           -    $   1,054,385
   Investment                                         72,782            2,543                 -           75,325
   Other                                             330,047           31,348                 -          361,395
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   402,829        1,088,276                 -        1,491,105
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              136,080                -                 -          136,080

   General and administrative                         97,637                -                 -           97,637
   Bad debt expense                                    3,589                -            (3,589)               -
   Rental operations, exclusive
     of depreciation                                       -          620,565             3,589          624,154
   Property management fees,
     related party                                         -           44,930                 -           44,930
Interest                                                   -          443,053                 -          443,053
Depreciation                                               -          277,312                 -          277,312

   Amortization                                       48,692           12,659                 -           61,351
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  285,998        1,398,519                 -        1,684,517
                                               -------------    -------------     -------------    -------------

Income (Loss) before minority interests in
    losses of Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                      116,831         (310,243)                -         (193,412)

Minority interests in losses of
   Local Limited Partnerships                              -                -             4,698            4,698

Equity in losses of Local
   Limited Partnerships                           (1,935,081)               -           305,545       (1,629,536)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (1,818,250)   $    (310,243)    $     310,243    $  (1,818,250)
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

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



             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                         Combined
                                                 L.P. II (A)           (B)          Eliminations         (A)


Net cash provided by
   (used for) operating activities             $    (687,300)   $     113,265     $           -    $    (574,035)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities             (3,120,012)               -                 -       (3,120,012)
   Proceeds from sales and maturities
     of marketable securities                      1,712,668                -                 -        1,712,668
   Cash distributions received from
     Local Limited Partnerships                    1,497,765                -                 -        1,497,765
Additions to rental property                               -          (97,474)                -          (97,474)

   Disbursements from replacement
     reserves                                              -          (13,266)                -          (13,266)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
   investing  activities                              90,421         (110,740)                -          (20,319)
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                           -          (12,713)                -          (12,713)
   Proceeds from note payable                              -           83,267                 -           83,267
   Mortgage escrow deposits                                -          (21,638)                -          (21,638)
                                               -------------    -------------     -------------    -------------
Net cash provided by financing activities                  -           48,916                 -           48,916
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                      (596,879)          51,441                 -         (545,438)


Cash and cash equivalents, beginning                 685,918           36,819                 -          722,737
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $      89,039    $      88,260     $           -    $     177,299
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $177,299 as compared to $722,737 at March 31, 1998. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, additions to rental property and cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $47,000 have been paid from Reserves. The Partnership also advanced approximately $1,253,000 to various Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems such funding appropriate. At September 30, 1998, approximately $2,130,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At September 30, 1998, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

Results of Operations

The Partnership's results of operations for the six months ended September 30, 1998 resulted in a net loss of $1,818,250 as compared to a net loss of $1,648,702 for the same period in 1997. The increase in net loss is primarily due to increases in equity in losses of Local Limited Partnerships and rental operations expenses. These increases to net loss are partially offset by an increase in distributions received from Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded the Partnership's total investment and to an increase in rental revenue resulting from increased occupancy at one of the combined entities.

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

As previously reported, Atlantic Terrace, located in Washington, D.C., has been experiencing unstable operations due primarily to costs associated with unit turnover, increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. As of September 30, 1998, the occupancy is 100%. The managing agent is working with the local housing authority to improve tenant screening, social programs and expense monitoring.

Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and having the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood has experienced severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Given the severity of the operating deficits for Shadow Wood, it is possible that the Partnership will not be able to retain its interest in the property through 1998. A foreclosure would result in recapture for investors of one third of the cumulative tax credit benefits, plus interest, the allocation of taxable income to the Partnership and loss of future benefits associated with this property. The Local General Partner is working to improve operating results through contract rent increases and debt service relief. Due to the Managing General Partner's concerns regarding the long term viability of these properties, negotiations are underway with the Local General Partner to develop a plan that will address these concerns.

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


Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 9, 1998                  BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. II


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