Form 10-Q
period 1998-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1999-02-11
CIK 830997

February 11, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-Q for Quarter Ended December 31, 1998
        File No. 0-17777




Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy subject report.



Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH2-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                                       ---------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ----------------

Commission file number       0-17777
                        ------------------

            Boston Financial Qualified Housing Tax Credits L.P. II
         ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                   04-3002607
    -----------------------------------                  --------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


     101 Arch Street, Boston, Massachusetts                   02110-1106
   ------------------------------------------             ---------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                          ----------------


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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                     --------

Item 1.  Financial Statements

         Combined Balance Sheets - December 31, 1998 (Unaudited)
           and March 31, 1998                                              1

         Combined Statements of Operations (Unaudited) - For the Three
           and Nine Months Ended December 31, 1998 and 1997                2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31,
           1998                                                            3

         Combined Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 1998 and 1997            4

         Notes to Combined Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II - OTHER INFORMATION

Items 1-6                                                                  13

SIGNATURE                                                                  14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS


                                                                            December 31,            March 31,
                                                                                1998                  1998
                                                                             (Unaudited)
                                                                           -------------         -------------
Assets

Cash and cash equivalents                                                  $     189,209         $     722,737
Marketable securities, at fair value                                           2,106,527               966,668
Accounts receivable                                                               63,556                30,589
Tenant security deposits                                                          65,650                46,223
Investments in Local Limited Partnerships (Note 1)                             2,288,562             5,351,116
Rental property at cost, net of
   accumulated depreciation                                                   12,459,577            12,776,058
Mortgage escrow deposits                                                         195,296               136,287
Operating reserves                                                                     -                35,926
Replacement reserves                                                              77,416               105,759
Deferred fees (net of accumulated amortization
   of $191,715  and $172,729, respectively)                                      292,917               311,903
Other assets                                                                     102,773                63,472
                                                                           -------------         -------------
     Total Assets                                                          $  17,841,483         $  20,546,738
                                                                           =============         =============

Liabilities and Partners' Equity

Mortgage notes payable                                                     $  11,228,664         $  11,247,950
Note payable                                                                       6,533                 3,266
Accounts payable to affiliates                                                    27,501               566,352
Accounts payable and accrued expenses                                            303,904               162,072
Accrued interest payable                                                         198,212                71,753
Security deposits payable                                                         61,595                54,311
                                                                           -------------         -------------
     Total Liabilities                                                        11,826,409            12,105,704
                                                                           -------------         -------------

Minority interests in Local Limited Partnerships                                (166,539)             (159,824)
                                                                           -------------         -------------

Commitments

General, Initial and Investor Limited Partners' Equity                         6,160,269             8,592,833
Net unrealized gains on marketable securities                                     21,344                 8,025
                                                                           -------------         -------------
     Total Partners' Equity                                                    6,181,613             8,600,858
                                                                           -------------         -------------
     Total Liabilities and Partners' Equity                                $  17,841,483         $  20,546,738
                                                                           =============         =============
The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           For the Three and Nine Months Ended December 31, 1998 and 1997


                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 1998              1997               1998              1997
                                            --------------    -------------       -------------    -------------
Revenue:
   Rental                                   $      546,762    $     474,224       $   1,601,147    $   1,389,476
   Investment                                       37,690           23,425             113,015           75,014
   Other                                          (157,143)          13,311             204,252           33,506
                                            --------------    -------------       -------------    -------------
     Total Revenue                                 427,309          510,960           1,918,414        1,497,996
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  68,040           69,901             204,120          209,703
   General and administrative
     (includes reimbursements
     to an affiliate of $72,329
     and $85,852, respectively)                     65,611           47,554             163,248          153,981
   Bad debt expense                                (71,812)          68,776             (68,223)          68,776
   Rental operations,
     exclusive of depreciation                     322,220          278,722             942,785          772,607
   Property management fees,
     related party                                  23,396           19,132              68,326           58,576
   Interest                                        221,311          240,723             664,364          673,555
   Depreciation                                    139,464          142,602             416,776          427,805
   Amortization                                     30,672           37,266              92,023          111,799
                                            --------------    -------------       -------------    -------------
     Total Expenses                                798,902          904,676           2,483,419        2,476,802
                                            --------------    -------------       -------------    -------------

Loss before minority interests in losses of
   Local Limited Partnerships and equity in
   losses of Local Limited Partnerships           (371,593)        (393,716)           (565,005)        (978,806)

Minority interests in losses of
   Local Limited Partnerships                        2,017            2,005               6,715            5,310

Equity in losses of Local
   Limited Partnerships                           (244,738)        (429,547)         (1,874,274)      (1,496,464)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (614,314)   $    (821,258)      $  (2,432,564)   $  (2,469,960)
                                            ==============    =============       =============    =============

Net Loss allocated:
To General Partners                         $       (6,144)   $      (8,213)      $     (24,326)   $     (24,700)
To Limited Partners                               (608,170)        (813,045)         (2,408,238)      (2,445,260)
                                            --------------    -------------       -------------    -------------
                                            $     (614,314)   $    (821,258)      $  (2,432,564)   $  (2,469,960)
                                            ==============    =============       =============    =============
Net Loss per Limited
   Partnership Unit (60,000 Units)          $       (10.15)   $      (13.55)      $      (40.14)   $      (40.75)
                                            ==============    =============       =============    =============
The  accompanying  notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

         COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1998



                                                  Initial          Investor            Net
                                 General          Limited           Limited        Unrealized
                                 Partners        Partners          Partners           Gains             Total
                               -----------     -------------    -------------     -------------    -------------
Balance at March 31, 1998      $  (441,389)    $       5,000    $   9,029,222     $       8,025    $   8,600,858
                               -----------     -------------    -------------     -------------    -------------

Comprehensive Loss:
   Net Loss                        (24,326)                -       (2,408,238)               -        (2,432,564)
   Change in net unrealized
   gains on marketable securities
   available for sale                    -                 -                -            13,319           13,319
                               -----------     -------------    -------------     -------------    -------------
Comprehensive Loss                 (24,326)                -       (2,408,238)           13,319       (2,419,245)
                               -----------     -------------    -------------     -------------    -------------

Balance at
   December 31, 1998           $  (465,715)    $       5,000    $   6,620,984     $      21,344    $   6,181,613
                               ===========     =============    =============     =============    =============

The accompanying  notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1998 and 1997



                                                                                      1998              1997
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $    (770,441)   $      92,404
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                (3,319,872)        (548,828)
   Proceeds from sales and maturities of
    marketable securities                                                             2,195,825          832,394
   Cash distributions received from Local
    Limited Partnerships                                                              1,513,927           61,512
   Additions to rental property                                                        (104,331)        (316,794)
   Reimbursements from affiliates                                                        46,291                -
   Disbursements from replacement reserves                                              (19,899)         (19,899)
                                                                                  -------------    -------------
         Net cash provided by investing activities                                      311,941            8,385
                                                                                  -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                                                        (19,286)         (17,641)
   Proceeds from (repayment of) note payable                                              3,267           (3,267)
   Mortgagee escrow deposits                                                            (59,009)        (112,703)
   Advances from affiliate                                                                    -           62,902
                                                                                  -------------    -------------
         Net cash used for financing activities                                         (75,028)         (70,709)
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (533,528)          30,080

Cash and cash equivalents, beginning of period                                          722,737          318,451
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     189,209    $     348,531
                                                                                  =============    =============

Supplemental Disclosure:
   Cash paid for interest                                                         $     537,905    $     684,893
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1998 and 1997.

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


A summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste and Grayton Pointe, at December 31, 1998 is as follows:


Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $3,281,020)                                                                (28,778,611)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                    (2,538,104)
                                                                                                   -------------
Investments in Local Limited Partnerships before adjustment                                             (515,040)

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      3,917,757

    Accumulated amortization of acquisition fees and expenses                                         (1,114,155)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $   2,288,562
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1998 is $2,518,805. For the nine months ended December 31, 1998, the Partnership has not recognized $1,039,179 of equity in losses relating to twenty-one Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.   Effect of Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

3.   Litigation

As previously reported, Garden Cove is again involved in litigation. In the current matter, the project's general contractor claims that there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. In January, the Managing General Partner was successful in restructuring the mortgage for this property. As a result of the successful mortgage restructuring, the Managing General Partner was able to settle the litigation instituted by the projects general contractor and have the involuntary bankruptcy petition dismissed.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets


                                             Boston Financial
                                             Qualified Housing     Combined
                                               Tax Credits         Entities                           Combined
                                                L.P. II (A)           (B)         Eliminations          (A)
                                               -------------    -------------     -------------    -------------
Assets
Cash and cash equivalents                      $     111,333    $      77,876     $           -    $     189,209
Marketable securities, at fair value               2,106,527                -                 -        2,106,527
Accounts receivable                                1,238,546           56,179        (1,231,169)          63,556
Tenant security deposits                                   -           65,650                 -           65,650
Investments in Local Limited
   Partnerships                                    2,720,484                -          (431,922)       2,288,562
Rental property at cost, net of
   accumulated depreciation                                -       11,829,364           630,213       12,459,577
Mortgage escrow deposits                                   -          195,296                 -          195,296
Replacement reserves                                       -           77,416                 -           77,416
Deferred fees, net                                         -          292,917                 -          292,917
Other assets                                          33,788           68,985                 -          102,773
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   6,210,678    $  12,663,683     $  (1,032,878)   $  17,841,483
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,228,664     $           -    $  11,228,664
Note payable                                               -            6,533                 -            6,533
Accounts payable to affiliates                         8,599           18,902                 -           27,501
Accounts payable and accrued
   expenses                                           20,466          283,438                 -          303,904
Advances from Limited Partner                              -        1,231,169        (1,231,169)               -
Accrued interest payable                                   -          198,212                 -          198,212
Security deposits payable                                  -           61,595                 -           61,595
                                               -------------    -------------     -------------    -------------

     Total Liabilities                                29,065       13,028,513        (1,231,169)      11,826,409
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                            -                -          (166,539)        (166,539)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                        6,160,269         (364,830)          364,830        6,160,269
Net unrealized gains on
   marketable securities                              21,344                -                 -           21,344
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                        6,181,613         (364,830)          364,830        6,181,613
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   6,210,678    $  12,663,683     $  (1,032,878)   $  17,841,483
                                               =============    =============     =============    =============

(A) December 31, 1998.
(B) September 30, 1998.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities                          Combined
                                                 L.P. II (A)         (B)           Eliminations         (A)
                                               -------------    -------------     -------------    -------------
Revenue:
   Rental                                      $           -    $     546,762     $           -    $     546,762
   Investment                                         36,449            1,241                 -           37,690
   Other                                            (179,641)          22,498                 -         (157,143)
                                               -------------    -------------     -------------    -------------
     Total Revenue                                  (143,192)         570,501                 -          427,309
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               68,040                -                 -           68,040
   General and administrative                         65,611                -                 -           65,611
   Bad debt expense                                  (71,812)               -                 -          (71,812)
   Rental operations, exclusive
     of depreciation                                       -          322,220                 -          322,220
   Property management fees,
     related party                                         -           23,396                 -           23,396
   Interest                                                -          221,311                 -          221,311
   Depreciation                                            -          139,464                 -          139,464
   Amortization                                       24,345            6,327                 -           30,672
                                               -------------    -------------     -------------    -------------
     Total Expenses                                   86,184          712,718                 -          798,902
                                               -------------    -------------     -------------    -------------

Loss before  minority  interests  in losses of
   Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                     (229,376)        (142,217)                -         (371,593)

Minority interests in losses of
   Local Limited Partnerships                              -                -             2,017            2,017

Equity in losses of Local
   Limited Partnerships                             (384,938)               -           140,200         (244,738)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (614,314)   $    (142,217)    $     142,217    $    (614,314)
                                               =============    =============     =============    =============


(A) For the three months ended December 31, 1998.
(B) For the three months ended September 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                      Statements of Operations (continued)
                   For the Nine Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities                         Combined
                                                 L.P. II (A)         (B)          Eliminations         (A)
                                               -------------    -------------    --------------    -------------
Revenue:
   Rental                                      $           -    $   1,601,147     $           -    $   1,601,147
   Investment                                        109,231            3,784                 -          113,015
   Other                                             150,406           53,846                 -          204,252
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   259,637        1,658,777                 -        1,918,414
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              204,120                -                 -          204,120
   General and administrative                        163,248                -                 -          163,248
   Bad debt expense                                  (68,223)               -                 -          (68,223)
   Rental operations, exclusive
     of depreciation                                       -          942,785                 -          942,785
   Property management fees,
     related party                                         -           68,326                 -           68,326
   Interest                                                -          664,364                 -          664,364
   Depreciation                                            -          416,776                 -          416,776
   Amortization                                       73,037           18,986                 -           92,023
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  372,182        2,111,237                 -        2,483,419
                                               -------------    -------------     -------------    -------------

Loss before  minority  interests  in losses of
   Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                     (112,545)        (452,460)                -         (565,005)

Minority interests in losses of
   Local Limited Partnerships                              -                -             6,715            6,715

Equity in losses of Local
   Limited Partnerships                           (2,320,019)               -           445,745       (1,874,274)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (2,432,564)   $    (452,460)    $     452,460    $  (2,432,564)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits        Entities                        Combined
                                                 L.P. II (A)          (B)         Eliminations        (A)
                                               -------------    -------------    --------------    -------------
Net cash provided by
   (used for) operating activities             $  (1,010,756)   $     240,315     $           -    $    (770,441)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities             (3,319,872)               -                 -       (3,319,872)
   Proceeds from sales and maturates
     of marketable securities                      2,195,825                -                 -        2,195,825
   Cash distributions received from
     Local Limited Partnerships                    1,513,927                -                 -        1,513,927
   Additions to rental property                            -         (104,331)                -         (104,331)
   Reimbursements from affiliates                     46,291                -                 -           46,291
   Disbursements from replacement
     reserves                                              -          (19,899)                -          (19,899)
                                               -------------    -------------     -------------    -------------
Net cash provided by (used for)
   investing  activities                             436,171         (124,230)                -          311,941
                                               -------------    -------------     -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage payable                           -          (19,286)                -          (19,286)
   Proceeds from note payable                              -            3,267                 -            3,267
   Mortgage escrow deposits                                -          (59,009)                -          (59,009)
                                               -------------    -------------     -------------    -------------
Net cash used for financing activities                     -          (75,028)                -          (75,028)
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                      (574,585)          41,057                 -         (533,528)

Cash and cash equivalents, beginning                 685,918           36,819                 -          722,737
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     111,333    $      77,876     $           -    $     189,209
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Partnership, including the Combined Entities, had cash and cash equivalents of $189,209 as compared to $722,737 at March 31, 1998. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, additions to rental property and cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $68,000 have been paid from Reserves. The Partnership also advanced approximately $1,185,000 to various Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems such funding appropriate. At December 31, 1998, approximately $1,851,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At December 31, 1998, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1998 resulted in net losses of $614,314 and $2,432,564, respectively as compared to net losses of $821,258 and $2,469,960, respectively, for the same periods in 1997. The decrease in net loss for the three months ended December 31, 1998 is primarily due to a decrease in bad debt expense and equity in losses of Local Limited Partnerships. This is partially offset by a decrease in other income. The decrease in net loss for the nine months ended December 31, 1998 is primarily due to a decrease in bad debt expense and an increase in rental revenues resulting from increased occupancy at one of the combined entities. This is partially offset by an increase in equity in losses of Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Prior to the transfer of two Local Limited Partnerships, Limited Partnership interests had been acquired in forty Local Limited Partnerships, which own and operate forty rental properties located in fifteen states, Washington, D.C. and Puerto Rico. Thirty of the properties with 2,325 apartments were newly constructed, and eight properties with 733 apartments were rehabilitated.

Most of the thirty-eight properties have stable operations and are operating at break-even or generating operating cash flow. Some of the properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, Atlantic Terrace, located in Washington, D.C., has been experiencing unstable operations due primarily to costs associated with unit turnover, increased maintenance and utility expenses. Deteriorating market conditions are also impacting the property. As of December 31, 1998, the occupancy is 100%. The managing agent is working with the local housing authority to improve tenant screening, social programs and expense monitoring.

Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and having the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood has experienced severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. The Local General Partner is working to improve operating results through contract rent increases and debt service relief. Due to the Managing General Partner's concerns regarding the long-term viability of these properties, negotiations are underway with the Local General Partner to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, Garden Cove, located in Huntsville, Alabama, has again been involved in litigation. In this litigation, the project's general contractor claimed there were amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute in 1996 with the former managing general partners and did not release them from liability with respect to it. As we reported last quarter, it appeared that a favorable settlement of the Saunders matter was achievable but only made sense in the broader context of a mortgage restructuring for this property (which has been experiencing substantial deficits). In January 1999, the Managing General Partner was successful in the negotiations with the lender and recently closed on a mortgage restructuring of the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage.

As a result of the success in negotiating the restructuring of the Garden Cove
mortgage,   the  Managing  General  Partner  was  able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the Former General Partners participated in paying the settlement amount.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 1999                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. II


                                          By:    Arch Street, Inc.,
                                          its Managing General Partner


                                          /s/Randolph G. Hawthorne
                                          ------------------------------
                                          Randolph G. Hawthorne
                                          Managing Director, Vice President and
                                          Chief Operating Officer