Form 10-K
period 1999-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1999-06-28
CIK 830997

June 25, 1999



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-K for the Year Ended March 31, 1999 Commission File Number 0-17777

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


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

For the fiscal year ended                                Commission file number
March 31, 1999           0-17777

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L. P. II
                     (Exact name of registrant as specified in its charter)

        Delaware                                                04-3002607
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)
 101 Arch Street, 16th Floor
  Boston, Massachusetts                                          02110-1106
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $60,000,000 as of March 31, 1999

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

        "Estimated Use of Proceeds"                           Part III, Item 13

        "Management Compensation and Fees"                    Part III, Item 13

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                      Part III, Item 13

                      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                     (A Limited Partnership)

                   ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999

                                         TABLE OF CONTENTS


                                                                       Page No.
PART I

     Item 1       Business                                                 K-3
     Item 2       Properties                                               K-6
     Item 3       Legal Proceedings                                       K-14
     Item 4       Submission of Matters to a Vote of
                    Security Holders                                      K-15

PART II

     Item 5       Market for the Registrant's Units and
                    Related Security Holder Matters                       K-16
     Item 6       Selected Financial Data                                 K-16
     Item 7       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         K-17
     Item 7A      Quantitative and Qualitative Disclosures about
                      Market Risk                                         K-21
     Item 8       Financial Statements and Supplementary Data             K-21
     Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                K-21

PART III

     Item 10      Directors and Executive Officers
                    of the Registrant                                     K-21
     Item 11      Management Remuneration                                 K-23
     Item 12      Security Ownership of Certain Beneficial
                    Owners and Management                                 K-23
     Item 13      Certain Relationships and Related Transactions          K-23

PART IV

     Item 14      Exhibits, Financial Statement Schedule and
                    Reports on Form 8-K                                   K-26

SIGNATURES                                                                K-27

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

                                         TABLE A

                                 SELECTED LOCAL LIMITED
                                    PARTNERSHIP DATA
                                      (Unaudited)

               Local Limited                                   Date Interest
               Partnerships*              Location              Acquired
-------------------------------------------------------------------------------

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

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership. At March 31, 1999, the Managing General Partner has designated approximately $1,775,000 of cash, cash equivalents and marketable securities as such Reserve.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the
Partnership or its General Partners, with the exception of Garden Cove and Shannon Creste. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) B&C Housing II, B&C Housing III, Shadow Wood Housing, and Chaparral Housing, representing 9.31%, have Interstate Realty as Local General Partner; (ii) Waynesboro Properties, Monroe Properties, Bamberg Properties, Americus Properties, McKinley-Walker Ltd. and Willowpeg Village, representing 4.48%, have Norsouth Corporation as Local General Partner; (iii) Lamar Associates, Mulberry Associates, Paragould Associates, Ward Manor
Associates, Blair Senior Housing, DeSoto Associates, La Center Associates, Strafford Associates, Warrenton Associates and Winona Associates, representing 2.66%, have Joseph A. Shepard and the Lockwood Group as Local General Partners;
(iv) Buckfield Housing, Newport Housing, Milo Housing and Unity Family Housing, representing 2.65%, have Charles B. Mattson and Todd J. Mattson as Local General Partners; (v) Birch Associates, Linden Housing and Willow Creek Housing, representing 3.61%, have Robert F. Nielsen, Dennis F. Johnson and J. Michael Queenan as Local General Partners; and (vi) Springhill Housing I, Springhill Housing II and Springhill Housing III, representing 4.40%, have Delwood Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-eight Local Limited Partnerships which own and operate thirty-eight properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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


                                                                     Capital Contributions
                                                                Total         Paid         Mtge. loans
Local Limited Partnership                     Number         committed at     through      payable at         Type     Occupancy at
Property Name                                   of             March 31,     March 31,     December 31,        of        March 31,
Property Location                           Apt. Units         1999           1999            1998          Subsidy*      1999
-----------------------------------------------------------------------------------------------------------------------------------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                                    55           $ 333,000     $ 333,000         1,462,694         FmHA          98%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                                 198           3,073,000     3,073,000        11,090,442       Section 8       97%

B&C Housing Associates, II,
    A Limited Partnership
Patrick Henry
Tulsa, OK                                       56             345,000       345,000         1,522,904       Section 8       91%

B&C Housing Associates, III,
    A Limited Partnership
Nottingham Square
Moore, OK                                      162           1,612,500     1,612,500         4,220,586       Section 8       96%

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                                     24             162,750       162,750           732,094         FmHA         100%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                       138             780,000       780,000         3,823,126       Section 8       97%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                       12              78,000        78,000           357,148         FmHA         100%




                                                                    Capital Contributions
                                                                Total         Paid          Mtge. loans
Local Limited Partnership                     Number         committed at    through         payable at        Type    Occupancy at
Property Name                                   of             March 31,     March 31,       December 31,       of       March 31,
Property Location                           Apt. Units         1999           1999             1998          Subsidy*      1999
-----------------------------------------------------------------------------------------------------------------------------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                                 40          1,050,000     1,050,000        1,198,710           None        100%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                                    20            234,000       234,000        1,079,741           FmHA        100%

Chapparal Housing Associates, Ltd.,
     An Oklahoma Limited Partnership
Chapparal
Midland, TX                                     124          1,104,050     1,104,050        3,270,644         Section 8      99%

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                                       24            118,500       118,500          560,676           FmHA        100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                                      224          4,100,000     4,100,000        9,444,094           None         93%

Eastmont Estates Associates
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA                                   103            950,000       950,000        2,687,505         Section 8      91%





                                                                 Capital Contributions
                                                                Total          Paid         Mtge. loans
Local Limited Partnership                     Number         committed at     through       payable at          Type    Occupancy at
Property Name                                   of            March 31,       March 31,     December 31,         of       March 31,
Property Location                           Apt. Units          1999           1999            1998            Subsidy*     1999
-----------------------------------------------------------------------------------------------------------------------------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)**
Garden Cove
Huntsville, AL                                  200          3,264,264     3,264,264        5,300,307           None         78%

Grayton Pointe Apartments, L.P. (A)
Grayton Pointe
Macon, GA

La Center Associates Limited Partnership
La Center
La Center, KY                                    12             85,125        85,125          395,515           FmHA         92%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                        20            137,250       137,250          621,790           FmHA         90%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                         40            342,750       342,750        1,261,481         Section 8      95%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                                    48           330,000       330,000        1,407,029           FmHA         90%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                          24           273,000       273,000        1,254,920           FmHA         96%





                                                                             Capital Contributions
                                                                Total          Paid        Mtge. loans
Local Limited Partnership                       Number       committed at     through      payable at           Type    Occupancy at
Property Name                                     of          March 31,       March 31,    December 31,          of       March 31,
Property Location                             Apt. Units        1999            1999          1998            Subsidy*      1999
------------------------------------------------------------------------------------------------------------------------------------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                        55           321,750       321,750        1,453,699           FmHA        100%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                      24           164,250       164,250          749,000           FmHA         83%

Newport Housing Associates (A Limited Partnership)
Newport Family
Newport, ME                                       24           271,500       271,500        1,255,075           FmHA        100%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                     14           101,625       101,625          463,811           FmHA        100%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aquadilla, PR                                    100           800,250       800,250        3,831,612           FmHA        100%

Shadow Wood Housing Associates, Limited,
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK                                     61           450,000       450,000          706,114         Section 8      87%

Shannon Creste Apartments, L.P.**
Shannon Creste
Union City, GA                                   200         3,635,000     3,635,000        6,159,547           None        100%





                                                                Capital Contributions
                                                               Total         Paid          Mtge. loans
Local Limited Partnership                      Number       committed at    through        payable at           Type    Occupancy at
Property Name                                    of           March 31,     March 31,      December 31,          of       March 31,
Property Location                             Apt. Units       1999           1999            1998             Subsidy*     1999
-----------------------------------------------------------------------------------------------------------------------------------

Snapfinger Creste Apartments, L.P.(B)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                        32           408,500       408,500       1,053,700         Section 8       97%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                        48           597,000       597,000       1,437,700         Section 8       98%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                        47           653,000       653,000       1,522,500         Section 8       98%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                                     12            64,500        64,500         292,827           FmHA          100%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                                         20           222,000       222,000       1,003,509           FmHA          95%

Ward Manor Associates I Limited Partnership
Ward Manor
Ward, AR                                          16           114,750       114,750         521,884           FmHA          88%




                                                                             Capital Contributions
                                                                 Total        Paid          Mtge. loans
Local Limited Partnership                      Number         committed at    through        payable at         Type    Occupancy at
Property Name                                   of             March 31,     March 31,      December 31,         of       March 31,
Property Location                            Apt. Units          1999          1999            1998           Subsidy*     1999
-----------------------------------------------------------------------------------------------------------------------------------

Warrenton Associates I, L.P.
     (A Limited Partnership)
Warrenton
Warrenton, MO                                      16            78,375       78,375         373,628           FmHA          95%


Wayne Apartments Project Limited Partnership
     (A Massachusetts Limited Partnership)
Wayne
Boston, MA                                        349        10,937,500   10,600,000      13,268,999         Section 8       91%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                                     36           217,500      217,500         946,112           FmHA         100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                           25           240,000      240,000         842,992         Section 8       96%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                         48           325,500      325,500       1,469,859           FmHA         100%




                                                                        Capital Contributions
                                                                Total          Paid        Mtge. loans
Local Limited Partnership                        Number       committed at    through       payable at        Type     Occupancy at
Property Name                                     of           March 31,     March 31,     December 31,       of         March 31,
Property Location                             Apt. Units        1999           1999           1998           Subsidy*      1999
-----------------------------------------------------------------------------------------------------------------------------------

Winona Associates I, L.P.
Winona
Winona, MO                                         12           62,250        62,250         278,581          FmHA           83%
                                               -------    ------------   -----------   -------------
                                                2,663       38,038,439    37,700,939      89,322,555
                                                =====
     Less Combined Entities**                                              6,899,264       6,899,264        11,459,854
                                                                        ------------    ------------     -------------
                                                                         $31,139,175     $30,801,675     $  77,862,701
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

Durham Park is financed through a mortgage secured through Amresco Services, L.P. at 6.96%. The loan is amortized over 30 years, with a balloon payment due at maturity.

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

As previously reported, Garden Cove was involved in additional litigation. In this matter, the project's general contractor claims that there are amounts due it (about $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it.

As previously reported, it appeared that a favorable settlement of the Saunders matter was achievable but only made sense in the broader context of a mortgage restructuring for this property (which has been experiencing substantial deficits). In January 1999, the Managing General Partner was successful in negotiations with the lender and recently closed on a mortgage restructuring to the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage.

As a result of the restructuring of the Garden Cove mortgage, the Managing General Partner was able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the former General Partners will be paying the settlement amount.

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood is experiencing severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of each property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. HUD approved the plan and effective July 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.


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

As of June 15, 1999, there were 4,097 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 1999, 1998 and 1997, no cash distributions were made.

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

                                         March 31,       March 31,       March 31,     March 31,       March 31,
                                          1999             1998            1997            1996            1995

Revenue (C)                          $    2,582,792   $     2,268,532  $   1,265,748  $     947,856  $      953,580
Equity in losses of Local Limited
   Partnerships (C)                      (2,785,420)       (2,249,569)    (3,340,844)    (2,808,887)     (4,475,806)
Extraordinary item                                -                 -        265,381              -               -
Net loss                                 (3,586,431)       (3,219,105)    (4,914,046)    (3,770,322)     (5,531,873)
   Per Limited Partnership Unit              (59.18)          (53.12)         (81.08)        (62.21)         (91.28)
Cash and cash equivalents                   319,540           722,737        318,451        164,590         614,257
Marketable securities (C)                 1,959,842           966,668      1,319,499      1,739,223       2,577,466
Investment in Local Limited
   Partnerships                           1,430,095         5,351,116      7,847,922     14,059,668      16,221,501
Total assets (A)                         16,767,216        20,546,738     23,553,010     22,891,866      27,513,613
Long-term debt (C)                       11,233,062        11,247,950     11,271,738      5,133,950       5,153,852
Total liabilities (C)                    11,918,749        12,105,704     11,891,610      6,062,741       6,969,001
Cash distribution                                 -                 -              -              -               -
   Per Limited Partnership Unit                   -                 -              -              -               -
Other Data
Passive loss (B)                         (5,739,732)       (2,423,158)    (4,239,701)    (4,710,892)     (5,841,796)
   Per Limited Partnership Unit (B)          (94.71)           (39.99)        (69.96)        (77.73)         (96.39)
Portfolio income (B)                        233,595           234,460        235,195        402,609         204,369
   Per Limited Partnership Unit (B)            3.85              3.87           3.88           6.64            3.37
Low-Income Housing Tax Credits (B)   7,338,700        7,629,830        8,894,928      8,905,714      8,897,453
   Per Limited Partnership Unit (B)          121.09            125.89         146.77         146.67          146.54
Recapture of Low-Income Housing
   Tax Credits (B)                                -         4,785,777              -              -               -
   Per Limited Partnership Unit (B)               -             78.97              -              -               -
Local Limited Partnership interests
   owned at end of period                        38                38             40             40              40

(A)     Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1998, 1997, 1996, 1995 and 1994 represents the amount distributed to individual investors. Corporate investors received $126.93, $131.82, $153.93, $154.11 and $153.98 per
        Unit in 1998, 1997, 1996, 1995 and 1994, respectively.

(C)     March 31, 1999, 1998 and 1997 revenue  includes  $2,195,273,  $1,926,634 and $1,145,805, respectively, of total revenue from Garden Cove and Shannon Creste that is included in combined revenue on the Statement of Operations. March 31, 1996 and 1995 revenue includes $775,200 and $767,745, respectively, of total revenue from Garden Cove that is included in combined revenue on the Statement of Operations.

        March 31, 1999, 1998 and 1997 equity in losses of Local Limited Partnerships does not include $604,343, $702,467 and $267,382, respectively, of losses from Garden Cove and Shannon Creste that have been combined with the Partnership's loss in the Statement of Operations. March 31, 1996 and 1995 equity in losses of Local Limited Partnerships does not include $510,735 and $568,887, respectively, of losses from Garden Cove that have been combined with the Partnership's loss in the Statement of Operations.

        March 31, 1999, 1998 and 1997 cash and cash equivalents includes $46,044, $36,819 and $18,660, respectively, of cash and cash equivalents from Garden Cove and Shannon Creste that has been combined with the Partnership in the Balance Sheet. March 31, 1996 and 1995 cash and cash equivalents includes $39,820 and $17,488, respectively, of cash and cash equivalents from Garden Cove that has been combined with the Partnership's Balance Sheet.

        For March 31, 1999, 1998 and 1997, the long-term debt is related to Garden Cove and Shannon Creste. For March 31, 1996 and 1995, the long-term debt is related to Garden Cove.

       March 31, 1999, 1998 and 1997 total liabilities include $11,798,377, $11,573,343 and $11,628,066, respectively, of liabilities from Garden Cove and Shannon Creste that have been combined with the Partnership on the Balance Sheet. March 31, 1996 and 1995 total liabilities include $5,248,781 and $6,811,086, respectively, of liabilities from Garden Cove that have been combined with the Partnership's Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates, and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $319,540 as compared to $722,737 at March 31, 1998. The decrease is primarily attributable to cash used for operating activities, purchases of rental property and purchases of marketable securities in excess of proceeds from sales of marketable securities. These are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $68,000 have been paid from Reserves. The Partnership also advanced approximately $1,211,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At March 31, 1999, approximately $1,775,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At March 31, 1999, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three years ended March 31, 1999. Based on the results of 1998 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1999 versus 1998

The Partnership's results of operations for the year ended March 31, 1999 resulted in a net loss of $3,586,431 as compared to a net loss of $3,219,105 for the same period in 1998. The increase in net loss is primarily attributable to increases in equity in losses of Local Limited Partnerships and rental operations. The increase to equity in losses is related to four Local Limited Partnerships which have been experiencing operational difficulties. These increases to net loss are offset by increases to investment income related to the ownership of marketable securities by the Partnership.

1998 versus 1997

The Partnership's results of operations for the year ended March 31, 1998 resulted is a net loss of $3,219,105 as compared to a net loss of $4,914,046 for the same period in 1997. The decrease in net loss is primarily due to an increase in rental and other income and a decrease in equity in losses of Local Limited Partnerships. In addition, during the year ended March 31, 1997, the Partnership wrote off its investment in two Local Limited Partnerships (Snapfinger Creste and Grayton Pointe). Also, the Partnership recognized cancellation of debt income during the year ended March 31, 1997 for one Combined Entity. These decreases to net loss are offset by increases to rental operations, property management fees, interest expense, depreciation and bad debt expense. Other income increased due to the return of an escrow the Partnership had funded for Grayton Pointe which was returned once the Local Limited Partnership was written off. The decrease in equity in losses is due to fewer losses being recognized in 1997 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. The increases in rental income, rental operations, property management fees, interest expenses and depreciation are due to the combination of Shannon Creste, which was effective for only a portion of the year ended March 31, 1997. The increase in bad debt expense is due to the Partnership's write off of its receivables from Snapfinger Creste and Grayton Pointe. Low-Income Housing Tax Credits

The 1998, 1997 and 1996 Low-Income Housing Tax Credits per Unit for individuals were $120.87, $125.67 and $146.77, respectively. The 1998, 1997 and 1996
Low-Income Housing Tax Credits per Unit for corporations were $126.93, $131.82 and $153.93, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits were expected to be stable for the six years subsequent to 1991 and then to decrease as certain properties reached the end of the ten-year credit period. However, because the compliance periods should extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, Atlantic Terrace, located in Washington, D.C., has experienced unstable operations due primarily to costs associated with unit turnover, increased maintenance and utility expenses. However, for the past three quarters operations have improved and occupancy stabilized. As of March 31, 1999, the occupancy was 97%. The managing agent continues to work with the local housing authority to improve tenant screening, social programs and expense monitoring.

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood is experiencing severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of each property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. HUD approved the plan and effective July 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, Garden Cove, located in Huntsville, Alabama, was involved in litigation. In this litigation, the project's general contractor claimed there were amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute in 1996 with the former managing general partners and did not release them from liability with respect to it.

As previously reported, it appeared that a favorable settlement of the Saunders matter was achievable but only made sense in the broader context of a mortgage restructuring for this property (which has been experiencing substantial deficits). In January 1999, the Managing General Partner was successful in negotiations with the lender and recently closed on a mortgage restructuring to the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage.

As a result of the restructuring of the Garden Cove mortgage, the Managing General Partner was able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the former General Partners will be paying the settlement amount.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 1999, 1998 and 1997.

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

Impact of the Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Partnership's market risk sensitive instruments.

----------------------------------------------------------------------------------------------------------------------
                           1999       2000        2001         2002        2003    Thereafter    Face Value
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Debt Obligations
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Long Term Debt:
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
   Fixed Rate            66,826      90,092   6,156,265       59,329      63,423    5,018,172     11,454,107
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Average interest rate    8.81%      9.85%       9.85%        9.25%       9.25%       9.25%
----------------------------------------------------------------------------------------------------------------------


The fair value of these instruments approximate their face values at March 31, 1999.

In addition to the debt obligations included in this table, the Partnership has invested in marketable securities with aggregate fair values of $1,959,842 at March 31, 1999; these securities, with rates ranging from 4.91% to 6.49%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director, Vice President and Chief Operating Officer of the General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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

     Name                                           Position

Jenny Netzer                         Managing Director and President
Michael H. Gladstone                 Managing Director, Vice President and Clerk
Randolph G. Hawthorne                Managing Director, Vice President and
                                       Chief Operating Officer
James D. Hart                        Chief Financial Officer and Treasurer
Paul F. Coughlan                     Vice President
William E. Haynsworth                Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D., M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985 and serves as Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1997 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

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

As of March 31, 1999, Arch Street L.P. owns five (unregistered) Units not included in the 60,000 Units sold to the public.

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

Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ending March 31, 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement, as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 1999. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1999.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1999.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $7,087 per property (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned in each of the three years ended March 31, 1999 are as follows:

                                     1999            1998               1997
                                  -------------   -----------        ---------

       Asset management fees    $     276,766     $   277,743      $    272,905



Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the three years ended March 31, 1999 are as follows:

                                     1999            1998               1997
                                  -------------   -----------        ---------

       Salaries and benefits     $    101,029     $   118,425      $    107,933

Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, is the management agent for Garden Cove and Shannon Creste, properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1999 are fees earned by BFPM for the years ended December 31, 1998, 1997 and 1996, respectively, are as follows:

                                    1998            1997               1996
                                  -------------     -----------      ---------

       Property management fees $      92,438     $    79,942      $     50,797


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions have been paid to the General Partners during the three years ended March 31, 1999.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 5 to the Financial Statements.

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

(a)(3)       Exhibit Index contained herein

(a)(3)(b)    Reports on Form 8-K:
             No reports on Form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)    Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

     27.Financial Data Schedule

     28.Additional Exhibits

        (a)    28.1 Reports of Other Independent Auditors

        (b)    Audited financial statements of Local Limited Partnerships

               Wayne Apartments Project Limited Partnership
               Durham Park L.P.
               Shannon Creste Apt. L.P.


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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:Arch Street Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                   Date:    June 25, 1999
           ------------------------                           --------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Randolph G. Hawthorne                Date:    June 25, 1999
           ------------------------------                   --------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Michael H. Gladstone                  Date:    June 25, 1999
           ------------------------------                    ----------------
           Michael H. Gladstone,
           A Managing Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

          Annual Report on Form 10-K for the Year Ended March 31, 1999
                                      Index


                                                                      Page No.

Reports of Independent Accountants
     For the years ended March 31, 1999, 1998 and 1997                  F-2

Financial Statements

     Combined Balance Sheets - March 31, 1999 and 1998                  F-3

     Combined Statements of Operations - Years Ended
       March 31, 1999, 1998 and 1997                                    F-4

     Statements of Changes in Partners' Equity
       (Deficiency) - Years Ended March 31, 1999, 1998 and 1997         F-5

     Combined Statements of Cash Flows - Years Ended
       March 31, 1999, 1998 and 1997                                    F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Qualified Housing Tax Credits L.P. II:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $11,104,965 and $14,750,673, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $3,094,636, $2,608,181, and $3,438,525 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/s/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                COMBINED BALANCE SHEETS - MARCH 31, 1999 AND 1998


                                                                                      1999              1998
                                                                                  -------------    ---------

Assets

Cash and cash equivalents                                                         $     319,540    $     722,737
Marketable securities, at fair value (Note 3)                                         1,959,842          966,668
Accounts receivable                                                                      30,019           30,589
Tenant security deposits                                                                 62,027           46,223
Investments in Local Limited Partnerships
   (Note 4)                                                                           1,430,095        5,351,116
Rental property at cost, net of
   accumulated depreciation (Note 6)                                                 12,359,393       12,776,058
Mortgage escrow deposits                                                                 99,226          136,287
Operating reserves                                                                       38,229           35,926
Replacement reserves                                                                    126,181          105,759
Deferred fees (net of accumulated amortization
   of $198,373 and $172,729, respectively)                                              286,259          311,903
Other assets                                                                             56,405           63,472
                                                                                  -------------    -------------
     Total Assets                                                                 $  16,767,216    $  20,546,738
                                                                                  =============    =============

Liabilities and Partners' Equity

Mortgage notes payable (Note 7)                                                   $  11,233,062    $  11,247,950
Note payable                                                                              6,533            3,266
Accounts payable to affiliates (Note 5)                                                 295,487          566,352
Accounts payable and accrued expenses                                                    60,557          162,072
Accrued interest payable (Note 7)                                                       262,723           71,753
Security deposits payable                                                                60,387           54,311
                                                                                  -------------    -------------
     Total Liabilities                                                               11,918,749       12,105,704
                                                                                  -------------    -------------

Minority interests in Local Limited Partnerships                                       (168,373)        (159,824)
                                                                                  -------------    -------------

Commitments (Note 8)

General, Initial and Investor Limited Partners' Equity                                5,006,402        8,592,833
Net unrealized gains on marketable securities                                            10,438            8,025
                                                                                  -------------    -------------
     Total Partners' Equity                                                           5,016,840        8,600,858
                                                                                  -------------    -------------
     Total Liabilities and Partners' Equity                                       $  16,767,216    $  20,546,738
                                                                                  =============    =============
The accompanying  notes  are an  integral part of these combined financial statements.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                   1999             1998               1997
                                                              -------------     -------------    ----------
Revenue:
   Rental                                                     $   2,144,067     $   1,870,527    $   1,093,703
   Investment (Note 3)                                              148,359            95,837          112,513
   Other                                                            290,366           302,168           59,532
                                                              -------------     -------------    -------------
     Total Revenue                                                2,582,792         2,268,532        1,265,748
                                                              -------------     -------------    -------------

Expenses:
   Asset management fees - related party (Note 5)                   276,766           277,743          272,905
   General and  administrative  (includes  reimbursements
     to an affiliate in the amount of $101,029, $118,425
     and $107,933 in 1999, 1998 and 1997, respectively) (Note 5)    213,042           214,600          203,382
   Bad debt expense                                                  11,861            14,555                -
   Rental operations, exclusive of depreciation                   1,223,067         1,078,426          592,266
   Property management fees, related party (Note 5)                  92,438            79,942           50,797
   Interest (Note 7)                                                885,336           887,572          636,940
   Write-off of Investment in Local
     Limited Partnership                                                  -                 -          812,892
   Depreciation                                                     573,131           557,845          385,057
   Amortization                                                     116,711           137,621          150,878
                                                              -------------     -------------    -------------
     Total Expenses                                               3,392,352         3,248,304        3,105,117
                                                              -------------     -------------    -------------

Loss before minority interests in losses of Local Limited
   Partnerships, equity in losses of Local Limited Partnerships
   and extraordinary gain on cancellation of indebtedness          (809,560)         (979,772)      (1,839,369)

Minority interests in losses of Local
   Limited Partnerships                                               8,549            10,236              786

Equity in losses of Local Limited
   Partnerships (Note 4)                                         (2,785,420)       (2,249,569)      (3,340,844)
                                                              -------------     -------------    -------------

Loss before extraordinary item                                   (3,586,431)       (3,219,105)      (5,179,427)

Extraordinary gain on cancellation of indebtedness
   (Note 11)                                                              -                 -          265,381
                                                              -------------     -------------    -------------

Net Loss                                                      $  (3,586,431)    $  (3,219,105)   $  (4,914,046)
                                                              =============     =============    =============

Net Loss allocated:
   General Partners                                           $     (35,864)    $     (32,191)   $     (49,140)
   Limited Partners                                              (3,550,567)       (3,186,914)      (4,864,906)
                                                              -------------     -------------    -------------
                                                              $  (3,586,431)    $  (3,219,105)   $  (4,914,046)
                                                              =============     =============    =============

Loss before extraordinary item per Limited
   Partnership Unit (60,000 Units)                            $     (59.18)     $      (53.12)   $      (85.46)
                                                              ============      =============    =============

Extraordinary gain on cancellation of indebtedness
   per Limited Partnership Unit (60,000 Units)                $           -     $           -    $        4.38
                                                              =============     =============    =============

Net Loss per Limited
   Partnership Unit (60,000 Units)                            $     (59.18)     $     (53.12)    $      (81.08)
                                                              ============      ============     =============
The accompanying  notes  are an  integral part of these combined financial statements.


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gains
                                       Partners        Partners        Partners          (Losses)             Total


Balance at March 31, 1996             $  (360,058)    $   5,000      $ 17,081,042      $   5,675     $   16,731,659
                                      -----------     ---------      ------------      ---------     --------------

Comprehensive Loss:
   Net change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -         (6,625)            (6,625)
   Net Loss                               (49,140)            -        (4,864,906)             -         (4,914,046)
                                      -----------     ---------      ------------      ---------     --------------
Comprehensive Loss                        (49,140)            -        (4,864,906)        (6,625)        (4,920,671)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1997                (409,198)        5,000        12,216,136           (950)        11,810,988
                                      -----------     ---------      ------------      ---------     --------------

Comprehensive Income (Loss):
   Net change in net unrealized
     losses on marketable securities
     available for sale                                                                    8,975              8,975
   Net Loss                               (32,191)            -        (3,186,914)             -         (3,219,105)
                                      -----------     ---------      ------------      ---------     --------------
Comprehensive Income (Loss)               (32,191)            -        (3,186,914)         8,975         (3,210,130)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1998                (441,389)        5,000         9,029,222          8,025          8,600,858
                                      -----------     ---------      ------------      ---------     --------------

Comprehensive Income (Loss):
   Net change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          2,413              2,413
   Net Loss                               (35,864)            -        (3,550,567)             -         (3,586,431)
                                      -----------     ---------      ------------      ---------     --------------
Comprehensive Income (Loss)               (35,864)            -        (3,550,567)         2,413         (3,584,018)
                                      -----------     ---------      ------------      ---------     --------------

Balance at March 31, 1999             $  (477,253)    $   5,000      $  5,478,655      $  10,438     $    5,016,840
                                      ===========     =========      ============      =========     ==============

The accompanying  notes  are an  integral part of these combined financial statements.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                     1999             1998              1997
                                                                -------------     -------------    ---------

Cash flows from operating activities:
   Net Loss                                                     $  (3,586,431)    $  (3,219,105)   $  (4,914,046)
   Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities:
     Equity in losses of Local Limited Partnerships                 2,785,420         2,249,569        3,340,844
     Extraordinary gain on cancellation of indebtedness                     -                 -         (265,381)
     Minority interests in losses of
       Local Limited Partnerships                                      (8,549)          (10,236)            (786)
     Cash distribution income included in cash
       distributions from Local Limited Partnerships                 (491,408)           (5,303)          (5,913)
     (Increase) decrease in operating reserves                         (2,303)          301,427                -
     (Gain) loss on sales and maturities of marketable securities      (2,691)            1,343            5,473
     Bad debt expense                                                  26,416            14,555                -
     Write-off of Investment in Local Limited Partnership                   -                 -          812,892
     Depreciation and amortization                                    689,842           695,466          535,935
     Increase  (decrease)  in cash arising from changes in
       operating  assets and liabilities:
       Interest receivable                                                  -                 -           (3,861)
       Insurance proceeds receivable                                        -                 -          375,000
       Accounts receivable                                                570            (7,474)          (7,883)
       Tenant security deposits                                       (15,804)          (15,247)           3,946
       Other assets                                                     7,067            30,990          (55,008)
       Accounts payable to affiliates                                (270,865)          314,830          165,344
       Accounts payable and accrued expenses                         (101,515)         (106,937)        (685,397)
       Accrued interest payable                                       190,970            33,625             (163)
       Security deposits payable                                        6,076             2,898           (2,240)
                                                                -------------     -------------    -------------
Net cash provided by (used for) operating activities                 (773,205)          280,401         (701,244)
                                                                -------------     -------------    -------------

Cash flows from investing activities:
   Proceeds from notes receivable                                           -                 -           85,769
   Purchases of marketable securities                              (3,419,369)         (848,387)        (958,177)
   Proceeds from sales and maturities
     of marketable securities                                       2,431,299         1,208,850        1,365,803
   Cash distributions received from Local
     Limited Partnerships                                           1,560,347           164,640          450,686
   Cash received upon assumption of General Partner
     interest in a Combined Entity                                          -                 -            8,593
   Purchase of rental property                                       (180,871)         (405,916)         (23,870)
   Advances to affiliates                                             (26,416)                -          (85,789)
   Disbursements from replacement reserves                            (20,422)          (31,142)          (5,355)
                                                                -------------     -------------    -------------
 Net cash provided by investing activities                            344,568            88,045          837,660
                                                                -------------     -------------    -------------

Cash flows from financing activities:
   Repayment of mortgage notes payable                                (14,888)          (23,788)         (31,021)
   Proceeds from (repayment of) note payable                            3,267            (6,534)               -
   Mortgage escrow deposits                                            37,061             3,260           (2,418)
   Advances from affiliate                                                  -            62,902           50,884
                                                                -------------     -------------    -------------
Net cash provided by financing activities                              25,440            35,840           17,445
                                                                -------------     -------------    -------------
The accompanying  notes  are an  integral part of these combined financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  COMBINED STATEMENTS OF CASH FLOWS (continued)

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                      1999            1998              1997
                                                                -------------     -------------    ---------

Net increase (decrease) in cash and cash
   equivalents                                                      (403,197)           404,286          153,861

Cash and cash equivalents, beginning                                  722,737           318,451          164,590
                                                                -------------     -------------    -------------

Cash and cash equivalents, ending                               $     319,540     $     722,737    $     318,451
                                                                =============     =============    =============

Supplemental disclosure:
   Cash paid for interest                                       $     694,366     $     853,948    $     637,103
                                                                =============     =============    =============

Non-cash disclosure:

Conversion of project expense
   loan liability to capital contribution,
   special limited partner of Shannon Creste                    $           -     $           -    $     245,524
                                                                =============     =============    =============

The accompanying  notes  are an  integral part of these combined financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                      F-60
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. During the year ended March 31, 1993, the Managing General Partner decided to increase the Reserve level to 4%, and accordingly, it transferred the additional funds to the Reserve. At March 31, 1999, the Managing General Partner has designated approximately $1,775,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of the Combined Entities (defined below), using the equity method of accounting, because the Partnership does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Partnership recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996.

On July 25, 1991, an affiliate of the Partnership's General Partners, SLP, Inc., deemed it necessary to take control of the management of Garden Cove Apartments, Ltd. ("Garden Cove"), a Local Limited Partnership in which the Partnership has invested. SLP, Inc. organized BF Alabama, Inc. which was admitted as an additional General Partner with a 51% voting interest in management matters related to Garden Cove Apartments, Ltd. and is responsible for the management of the property. BF Alabama, Inc. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the General Partner of Garden Cove is an affiliate of the Partnership and has a controlling financial interest in Garden Cove, these combined financial statements include all financial activity of Garden Cove Apartments, Ltd. for the years ended December 31, 1998, 1997 and 1996. All significant inter-company balances and transactions have been eliminated.

On August 20, 1996, an affiliate of the Managing General Partner, Boston Financial GP-1, L.L.C., became the Local General Partner, responsible for all management decisions in Shannon Creste Apartments, L.P. ("Shannon Creste"). Boston Financial GP-1 L.L.C. replaced the previous management agent with Boston Financial Property Management, an affiliate of the General Partner. Since the Local General Partner of Shannon Creste is now an affiliate of the Partnership and has a controlling financial interest in Shannon Creste, these combined financial statements include financial activity of Shannon Creste for the years ended December 31, 1998 and 1997 and for the period September 1, 1996 through December 31, 1996. All significant intercompany balances and transactions have been eliminated.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Partnership's financial position or results of operations. The only component of the Partnership's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.


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

Rental Property

Real estate and personal property of the Combined Entities are recorded at cost. Depreciation is provided for in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives by use of the straight-line and accelerated methods for financial reporting purposes.
For income tax purposes, accelerated lives and methods are used.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized            Fair
                                                Cost             Gains            Losses             Value

Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $   1,792,056      $     9,656       $   (2,631)     $   1,799,081

Mortgage backed securities                       157,348            3,413                -            160,761
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 1999                       $   1,949,404      $    13,069       $   (2,631)     $   1,959,842
                                           =============      ===========       ==========      =============

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
                                           =============      ===========       ===========     =============

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

The contractual maturities at March 31, 1999 are as follows:

                                                     Cost          Fair Value

Due in less than one year                   $     567,545       $     571,766
Due in one year to five years                   1,224,511           1,227,315
Mortgage backed securities                        157,348             160,761
                                            -------------       -------------
                                            $   1,949,404       $   1,959,842
                                            =============       =============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $823,000, $833,000 and $955,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $1,608,000, $376,000 and $411,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $2,776, $4,375 and $8,957 and gross losses of $85, $5,718 and $14,430 which were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.


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

The following is a summary of investments in Local Limited Partnerships, excluding the Combined Entities, Snapfinger Creste in 1999, 1998 and 1997 and Grayton Pointe in 1999 and 1998, at March 31:

                                                                   1999             1998              1997
                                                              -------------     -------------    ---------
Capital contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                       $  30,801,675     $  30,801,675    $  33,326,675

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of
   $3,765,263, $2,241,841 and $1,948,556
   in 1999, 1998 and 1997, respectively)                        (29,592,997)      (27,298,985)     (27,806,907)

Cumulative cash distributions received
   from Local Limited Partnerships                               (2,570,256)       (1,009,909)        (869,645)
                                                              -------------     -------------    -------------

Investments in Local Limited Partnerships
   before adjustment                                             (1,361,578)        2,492,781        4,650,123

Excess of investment costs over the underlying net assets acquired:

       Acquisition fees and expenses                              3,917,757         3,917,757        4,230,365

       Accumulated amortization of acquisition
       fees and expenses                                         (1,126,084)       (1,059,422)      (1,032,566)
                                                              -------------     -------------    -------------

Investments in Local Limited Partnerships                     $   1,430,095     $   5,351,116    $   7,847,922
                                                              =============     =============    =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date (excluding the Combined Entities) is as follows:

Summarized Balance Sheets - as of December 31,

                                                              1998                1997             1996
                                                          -------------      -------------     --------
Assets:
   Investment property, net                               $  74,256,344      $  77,825,299     $  94,754,454
   Current assets                                             2,034,443          1,927,060         2,033,994
   Other assets                                               4,876,698          4,807,697         5,833,632
                                                          -------------      -------------     -------------
      Total Assets                                        $  81,167,485      $  84,560,056     $ 102,622,080
                                                          =============      =============     =============

Liabilities and Partners' Equity (Deficiency):
   Long-term debt                                         $  76,644,643      $  74,043,101     $  84,909,248
   Current liabilities (includes current
      portion of long-term debt)                              3,363,210          3,032,307         7,080,276
   Other liabilities                                          9,122,924          8,467,246         8,956,403
                                                          -------------      -------------     -------------
      Total Liabilities                                      89,130,777         85,542,654       100,945,927
                                                          -------------      -------------     -------------

Partners' Equity (Deficiency):
   Partnership's Equity (Deficiency)                         (5,157,999)           236,061         3,195,732
   Less capital contributions receivable                       (337,501)          (337,501)         (337,501)
                                                          -------------      -------------     -------------
                                                             (5,495,500)          (101,440)        2,858,231
   Other Partners' Deficiency                                (2,467,792)          (881,158)       (1,182,078)
                                                          -------------      -------------     -------------
      Total Partners' Equity (Deficiency)                    (7,963,292)          (982,598)        1,676,153
                                                          -------------      -------------     -------------
      Total Liabilities and Partners' Equity (Deficiency) $  81,167,485      $  84,560,056     $ 102,622,080
                                                          =============      =============     =============

Summarized Income Statements - for
the years ended December 31,

Rental and other income                                   $  15,814,705      $  15,388,644     $  17,934,257
                                                          -------------      -------------     -------------

Expenses:
   Operating                                                  9,573,474          8,516,582         9,945,887
   Interest                                                   5,693,088          5,943,200         7,585,562
   Depreciation and amortization                              4,404,136          3,975,747         4,829,056
                                                          -------------      -------------     -------------
      Total Expenses                                         19,670,698         18,435,529        22,360,505
                                                          -------------      -------------     -------------

Net Loss                                                  $  (3,855,993)     $  (3,046,885)    $  (4,426,248)
                                                          =============      =============     =============

Partnership's share of Net Loss                           $  (3,817,434)     $  (3,016,416)    $  (4,371,138)
                                                          =============      =============     =============
Other partners' share of Net Loss                         $     (38,559)     $     (30,469)    $     (55,110)
                                                          =============      =============     =============


The summarized financial information of the Local Limited Partnerships does not include Garden Cove for the years ended December 31, 1998, 1997 and 1996 and does not include Shannon Creste for the years ended December 31, 1998 and 1997 and for the period September 1, 1996 through December 31, 1996. The balance sheets and statements of operations of these Local Limited Partnership are combined with the Partnership's financial statements as of the dates control was taken over by an affiliate of the Partnership. As a result, this summarized information is not comparable from year to year.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 1999, 1998 and 1997, the Partnership has not recognized $1,523,422, $772,152 and $1,036,207, respectively, of equity in losses relating to twenty-three Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

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

The Partnership's deficiency as reflected by the Local Limited Partnerships of $5,495,500 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $1,361,578 principally because: a) the Partnership has not recognized $3,765,263 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; and c) cash distributions paid to the Partnership during the quarter ended March 31, 1999 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1998.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $7,087 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $276,766, $277,743 and $272,905 for the years ended March 31, 1999, 1998 and 1997, respectively. Included in accounts payable to affiliates is $72,646 and $482,980 of Asset Management Fees due to an affiliate of the Managing General Partner at March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $101,029, $118,425 and $107,933, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 1999 and 1998, $19,656 and $17,173, respectively, is payable to an affiliate of the Managing General Partner.

Additionally, BFPM is the management agent for Garden Cove and Shannon Creste, properties in which the Partnership has invested. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in the Combined Statements of Operations for the three years ended March 31, 1998 is $92,438, $79,942 and $50,797 of fees earned by BFPM for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, respectively.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)



6.   Rental Property

Real estate and personal property belonging to the Combined Entities are recorded at cost, the component of which, excluding certain acquisition costs of $609,844 and $634,249 as of December 31, 1998 and 1997, respectively paid by the Partnership and included in basis, are as follows at December 31:
                                                    1998                1997
                                                 -------------      ---------

   Buildings                                   $  14,484,869      $  14,348,742
   Land and land improvements                      1,990,292          1,980,744
   Furniture and fixtures                            449,808            414,612
                                               -------------      -------------
                                                  16,924,969         16,744,098
   Less:  accumulated depreciation                (5,175,420)        (4,602,289)
                                               -------------      -------------
       Total                                   $  11,749,549      $  12,141,809
                                               =============      =============

7.   Mortgage Notes Payable

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

During 1998, Garden Cove did not make its minimum debt service payment and is considered in default of the mortgage. On January 21, 1999, Garden Cove completed a restructuring of its existing mortgage of $5,073,515 and accrued interest of $226,792. As a result of the restructuring, Garden Cove is obligated under two mortgage notes as follows:
                                              Principal             Interest

         First mortgage                     $3,521,319         Not to exceed 7%
         Second mortgage                    $ 1,773,241                 6.16%

Both loans mature on February 1, 2031. The first mortgage is payable in monthly installments of principal and interest of approximately $23,000. The second mortgage is payable from surplus cash, as defined by HUD, based on a semi-annual calculation. In addition, a 0.5% servicing fee will be charged on the outstanding principal balance of the second mortgage. The terms of the restructuring provide for 95% of the calculated surplus cash to be used for payments on the second mortgage and certain other restructure covenants.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


7.   Mortgage Notes Payable (continued)

Garden Cove (continued)

Aggregate annual maturities of the mortgage notes payable for each of the next five years and thereafter following December 31, 1998, giving effect to the restructuring, are as follows:

                             December 31, 1999              $        46,214
                                           2000                      55,921
                                           2001                      51,501
                                           2002                      59,329
                                           2003                      63,423
                                           Thereafter             5,018,172
                                                            ---------------
                                                            $     5,294,560

As the terms of the mortgage were modified under current market conditions, management believes carrying value of the note approximates fair value as of March 31, 1999.

Shannon Creste

The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division and bears interest at the rate of 10.375% per annum. Principal and interest are payable by Shannon Creste in monthly installments of $57,946 based on an amortization period of 30 years.

Effective October 1, 1997, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1997 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999, interest at the rate of 7% per annum shall be due and payable monthly. On April 1, 1999 the interest shall be adjusted and increased to the rate of 9.75% per annum. Commencing on May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance, together with all accrued but unpaid interest, shall be due and payable on February 1, 2001. The liability of Shannon Creste under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

Approximate principal payments to be made on the mortgage note for each of the next three years are as follows:

                             December 31,   1999            $        20,612
                                            2000                     38,171
                                            2001                  6,100,764
                                                            ---------------
                                                            $     6,159,547

As the terms of the mortgage were modified under current market conditions, management believes carrying value of the note approximates fair value as of March 31, 1999.

8.   Commitments

At March 31, 1999, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)




9.   Transfer of Interests in Local Limited Partnerships

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. In particular, Shadow Wood is experiencing severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of each property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. HUD approved the plan and effective July 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

10.  Litigation

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former managing general partner of Garden Cove. On March 11, 1997 a jury trial began. Four days into the trial, an out of court settlement was reached, which was believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former managing general partners and a $285,000 payment to a bank, which had claims against both Garden Cove and the former local managing general partners. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

Garden Cove was involved in litigation. In this matter, the project's general contractor claims that there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. It appears that a favorable settlement of the Saunders matter is achievable but only makes sense in the broader context of a mortgage restructuring for this property (which is experiencing substantial deficits).

As previously reported, it appeared that a favorable settlement of the Saunders matter was achievable but only made sense in the broader context of a mortgage restructuring for this property (which has been experiencing substantial deficits). In January 1999, the Managing General Partner was successful in negotiations with the lender and recently closed on a mortgage restructuring to the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage.

As a result of the restructuring of the Garden Cove mortgage, the Managing General Partner was able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the former General Partners will be paying the settlement amount.

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

12.      Federal Income Taxes

A reconciliation of the losses reported in the Combined Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the losses reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                   1999             1998              1997
                                                              ------------      -------------    ---------

Net Loss per Combined Statements of Operations                $  (3,586,431)    $  (3,219,105)   $  (4,914,046)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes over equity
     in loss for tax purposes                                       347,378         1,430,317        1,070,305
   Equity in losses of Local Limited Partnerships
     not recognized for financial reporting purposes             (1,523,422)         (772,152)      (1,036,207)
   Adjustment to reflect March 31, fiscal
     year-end to December 31, tax year-end                          142,123          (227,888)          (4,051)
   Adjustment for expenses not currently
     deductible for tax purposes                                          -           414,940          203,004
   Adjustment for accelerated amortization
     for tax purposes over amortization
     for financial reporting purposes                               (85,449)          (77,357)         (68,611)
   Write-off of Investment in Local Limited
       Partnership not recognized for tax purposes                   14,555           470,736          812,892
   Cash distributions included in loss for
     financial reporting purposes                                  (399,951)           (5,185)          (1,774)
   Related party expenses paid in current year but
     expensed for book purposes in prior year                      (414,940)         (203,004)         (66,018)
                                                              -------------     -------------    -------------
Net Loss for federal income tax purposes                      $  (5,506,137)    $  (2,188,698)   $  (4,004,506)
                                                              =============     =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1999 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $  1,430,095        $  3,130,906         $(1,700,811)
                                                       ============        ============        ============
   Other assets                                        $ 15,337,121        $ 10,471,600        $  4,865,521
                                                       ============        ============        ============
   Liabilities                                         $ 11,918,749        $     29,065        $ 11,889,684
                                                       ============        ============        ============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) for financial reporting purposes the Partnership combines the financial statements of two Local Limited Partnerships with its financial statements; for tax reporting purposes, these entities are carried on the equity method; ii) the cumulative equity in loss from Local Limited Partnerships, including the Combined Entities, for tax reporting purposes is approximately $1,691,000 lower than for financial reporting purposes, including

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                    NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


12.  Federal Income Taxes (continued)

approximately $3,765,000 of losses the Partnership has not recognized relating to twenty-three Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; iii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and
iv) for financial reporting purposes, the Partnership wrote off its investment in two Local Limited Partnerships of $812,892; for the purposes, the write off of investment for the two Local Limited Partnerships totaled $470,736.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 1998 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $  5,351,116        $  9,481,736        $ (4,130,620)
                                                       ============        ============        ============
   Other assets                                        $ 15,195,622        $  9,625,781        $  5,569,841
                                                       ============        ============        ============
   Liabilities                                         $ 12,105,704        $     27,939        $ 12,077,765
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


13.    Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)       Entities (B)      Eliminations      Combined (A)
Assets

Cash and cash equivalents                   $      273,496      $     46,044       $          -     $      319,540
Marketable securities, at fair value             1,959,842                 -                  -          1,959,842
Accounts receivable                              1,184,879            30,019         (1,184,879)            30,019
Tenant security deposits                                 -            62,027                  -             62,027
Investments in Local Limited
   Partnerships                                  1,691,599                 -           (261,504)         1,430,095
Rental property at cost, net of
   accumulated depreciation                              -        11,749,549            609,844         12,359,393
Mortgage escrow deposits                                 -            99,226                  -             99,226
Operating reserves                                       -            38,229                  -             38,229
Replacement reserves                                     -           126,181                  -            126,181
Deferred fees (net of accumulated
   amortization of $198,373)                             -           286,259                  -            286,259
Other assets                                        27,396            29,009                  -             56,405
                                            --------------      ------------       ------------     --------------
Total Assets                                $    5,137,212    $   12,466,543       $   (836,539)      $ 16,767,216
                                            ==============     ==============      ============       ============

Liabilities and Partners' Equity

Mortgage notes payable                      $            -      $ 11,233,062       $          -     $   11,233,062
Note payable                                             -             6,533                  -              6,533
Accounts payable to affiliates                      92,302           203,185                  -            295,487
Accounts payable and accrued
   expenses                                         28,070            32,487                  -             60,557
Advances from Limited Partner                            -         1,184,879         (1,184,879)                 -
Accrued interest payable                                 -           262,723                  -            262,723
Security deposits payable                                -            60,387                  -             60,387
                                            --------------      ------------       ------------     --------------
     Total Liabilities                             120,372        12,983,256         (1,184,879)        11,918,749
                                            --------------      ------------       ------------     --------------

Minority interests in Local Limited
   Partnerships                                          -                 -           (168,373)          (168,373)
                                            --------------      ------------       ------------     --------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)         5,006,402          (516,713)           516,713          5,006,402
Net unrealized gains on
   marketable securities                            10,438                 -                  -             10,438
                                            --------------      ------------       ------------     --------------
     Total Partners' Equity (Deficiency)         5,016,840          (516,713)           516,713          5,016,840
                                            --------------      ------------       ------------     --------------
     Total Liabilities and Partners' Equity $    5,137,212      $ 12,466,543       $   (836,539)    $   16,767,216
                                            ==============      ============       ============     ==============

(A) As of March 31, 1999.
(B) As of December 31, 1998 - See Note 2.


               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.    Supplemental Combining Schedules (continued)

                            Statements of Operations


                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)      Eliminations     Combined (A)

Revenue:
   Rental                                   $            -     $  2,144,067        $         -     $   2,144,067
   Investment                                      139,183            9,176                  -           148,359
   Other                                           248,336           42,030                  -           290,366
                                            --------------     ------------        -----------      ------------
   Total Revenue                                   387,519        2,195,273                  -         2,582,792
                                            --------------     ------------        -----------      ------------

Expenses:
   Asset management fees -
     related party                                 276,766                -                  -           276,766
   General and administrative                      213,042                -                  -           213,042
   Bad debt expense                                 11,861                -                  -            11,861
   Rental operations, exclusive
     of depreciation                                     -        1,223,067                  -         1,223,067
   Property management fees,
     related party                                       -           92,438                  -            92,438
   Interest                                              -          885,336                  -           885,336
   Depreciation                                          -          573,131                  -           573,131
   Amortization                                     91,067           25,644                  -           116,711
                                            --------------     ------------        -----------      ------------
     Total Expenses                                592,736        2,799,616                  -         3,392,352
                                            --------------     ------------        -----------      ------------

Loss before minority interests in
   losses of Local Limited Partnerships
   and equity in losses of Local
   Limited Partnerships                           (205,217)        (604,343)                 -          (809,560)

Minority interests in losses of
   Local Limited Partnerships                            -                -              8,549             8,549

Equity in income (losses) of Local
   Limited Partnerships                         (3,381,214)               -            595,794        (2,785,420)
                                            --------------     ------------        -----------      ------------

Net Income (Loss)                           $   (3,586,431)    $   (604,343)       $   604,343      $ (3,586,431)
                                            ==============     ============        ===========      ============

(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998 - See Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.    Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)        Eliminations    Combined (A)
Cash flows from operating activities:
   Net Loss                                  $   (3,586,431)    $   (604,343)      $   604,343     $  (3,586,431)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Equity in losses of Local Limited
     Partnerships                                 3,381,214                -          (595,794)        2,785,420
   Minority interests in losses of Local
     Limited Partnerships                                 -                -            (8,549)           (8,549)
   Cash distribution income included
     in cash distributions from Local
     Limited Partnerships                          (491,408)               -                 -          (491,408)
   Increase in operating reserves                         -           (2,303)                -            (2,303)
   Gain on sale of marketable securities             (2,691)               -                 -            (2,691)
   Bad debt expense                                  26,416                -                 -            26,416
   Depreciation and amortization                     91,067          598,775                 -           689,842
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Accounts receivable                                  -              570                 -               570
     Tenant security deposits                             -          (15,804)                -           (15,804)
     Other assets                                   (10,751)          17,818                 -             7,067
     Accounts payable to affiliates                (407,851)         136,986                 -          (270,865)
     Accounts payable and
       accrued expenses                              (4,138)         (97,377)                -          (101,515)
     Accrued interest payable                             -          190,970                 -           190,970
     Security deposits payable                            -            6,076                 -             6,076
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for)
   operating activities                          (1,004,573)         231,368                 -          (773,205)
                                             --------------     ------------       -----------     -------------

Cash flows from investing activities:
   Purchases of marketable securities            (3,419,369)               -                 -        (3,419,369)
   Proceeds from sales and maturities
     of marketable securities                     2,431,299                -                 -         2,431,299
   Cash distributions received from
     Local Limited Partnerships                   1,560,347                -                 -         1,560,347
   Purchase of rental property                            -         (180,871)                -          (180,871)
   Advances to affiliates                            19,874                -           (46,290)          (26,416)
   Disbursements from
     replacement reserves                                 -          (20,422)                -           (20,422)
                                             --------------     ------------       -----------     -------------
Net cash provided by (used for)
    investing activities                            592,151         (201,293)          (46,290)          344,568
                                             --------------     ------------       -----------     -------------

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

13.    Supplemental Combining Schedules (continued)

                      Statements of Cash Flows (Continued)

                                            Boston Financial
                                            Qualified Housing
                                               Tax Credits        Combined
                                               L.P. II (A)      Entities (B)        Eliminations     Combined (A)

Cash flows from financing activities:
   Repayment of mortgage notes payable                      -        (14,888)                 -          (14,888)
   Proceeds from of note payable                            -          3,267                  -            3,267
   Mortgage escrow deposits                                 -         37,061                  -           37,061
   Advances from affiliate                                  -        (46,290)            46,290                -
                                           ------------------  -------------       ------------    -------------
Net cash provided by (used for)
   financing activities                                     -        (20,850)            46,290           25,440
                                           ------------------  -------------       ------------    -------------

Net increase (decrease) in cash and
   cash equivalents                                  (412,422)         9,225                  -         (403,197)

Cash and cash equivalents, beginning                  685,918         36,819                  -          722,737
                                           ------------------  -------------       ------------    -------------

Cash and cash equivalents, ending          $          273,496  $      46,044       $          -    $     319,540
                                           ==================  =============       ============    =============


(A) For the year ended March 31, 1999.
(B) For the year ended December 31, 1998 - See Note 2.

Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated
Depreciation
of Property owned by Local Limited Partnerships in Which Registrant has Invested at March 31, 1999

                                                                                                          GROSS AMOUNT AT
                                                                                                         WHICH CARRIED AT
                                                                                                         DECEMBER 31, 1998
                                                           COST AT INTEREST AT
                                                            ACQUISITION DATE
                                                      ------------------------------                     ------------------
                                                                                    NET IMPROVEMENTS
                               NUMBER       TOTAL                    BUILDINGS /        CAPITALIZED
                                 OF        ENCUM-                    IMPROVEMENTS      SUBSEQUENT TO         LAND AND
         DESCRIPTION            UNITS     BRANCES *       LAND       & EQUIPMENT        ACQUISITION        IMPROVEMENTS
         -----------            -----     ---------       ----       -----------        -----------        ------------


Low and Moderate
Income Apartment Complexes

Eastmont                            103    $2,687,505     $100,000       $2,629,117           $1,304,534          $105,864
  Greenburg, PA
Reno/Birch                          138     3,823,126      382,333        5,298,594               53,077           382,333
  Reno, NV
Buckfield                            20     1,079,741       50,000          559,836              718,164            50,000
  Buckfield, ME
Newport Family Housing               24     1,255,075       66,950          637,538              839,012            66,950
  Newport, ME
Willow Creek Apartments              25       842,992       71,982        1,261,654               18,571            71,982
  Reno, NV
Linden Apartments                    40     1,261,481      110,251        1,855,036               35,104           110,251
  Reno, NV
Unity Family Housing                 20     1,003,509       47,500          690,892              504,243            47,500
  Unity, ME
Spring Hill                         127     4,013,900      229,702        4,940,334            (106,647)           171,780
  Casper, WY
B&C III Housing                     162     4,220,586      377,292        5,462,420               27,403           377,292
  Moore, OK
San Antonio                         100     3,831,612      165,200        4,467,166              412,596           165,200
  Aquadilla, PR
Atlantic Terrace                    198    11,090,442      210,000        5,314,668            7,337,525           319,237
  Washington, D.C.
Shadow Wood Housing                  61       706,114        2,045        1,424,111               91,639             2,045
  Chickasha, OK
B&C II Housing                       56     1,522,904       23,102        1,853,438               28,173            23,102
  Tulsa, OK
Grayton Pointe Associates (A)       184             0      540,250        5,005,586          (5,545,836)                 0
  Macon, GA
Snapfinger Creste (B)               210             0      697,876          166,097            (863,974)                 0
  Decatur, GA
Wayne Apartments                    349    13,268,999      265,817        9,443,627           20,710,013           265,817
  Boston, MA
Chapparal Housing                   124     3,270,644      381,880        1,290,206            2,654,242           381,880
  Midland, TX
Durham Park                         224     9,444,094      486,000        5,600,540            4,250,782           486,000
  Tigard, OR
Willow Peg Lane                      48     1,469,859      107,500          603,138            1,140,222           107,500
  Rincon, GA


Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated
Depreciation
of Property owned by Local Limited Partnerships in Which Registrant has Invested at March 31, 1999

                                                                                                        GROSS AMOUNT AT
                                                                                                         WHICH CARRIED
                                                                                                        AT DECEMBER 31,
                                                           COST AT INTEREST AT                                1998
                                                             ACQUISITION DATE
                                                      -------------------------------                   -----------------
                                                                                     NET IMPROVEMENTS
                               NUMBER       TOTAL                     BUILDINGS /       CAPITALIZED
                                 OF        ENCUM-                    IMPROVEMENTS      SUBSEQUENT TO        LAND AND
         DESCRIPTION            UNITS     BRANCES *       LAND        & EQUIPMENT       ACQUISITION       IMPROVEMENTS
         -----------            -----     ---------       ----        -----------       -----------       ------------

Low and Moderate
Income Apartment Complexes
Meadowbrook Village                  55     1,462,694       85,037           159,388          1,621,436           92,987
  Americus, GA
Waynesboro Properties                36       946,112       40,700            31,020          1,137,361           44,100
  Waynesboro, GA
Monroe Properties                    55     1,453,699      115,905            55,882          1,699,518          115,905
  Monroe, GA
Mulberry Associates                  24       749,000       30,000           211,179            726,912           30,000
  Mulberry, AR
Ward Manor                           16       521,884       22,000           152,984            487,125           22,000
  Ward, AR
Paragould Associates                 14       463,811       18,500           212,874            356,221           20,000
  Paragould, AR
Lamar  Associates                    20       621,790       23,100           259,086            509,866           23,100
  Lamar, AR
Winona Apartments                    12       278,581        4,000           212,719            136,931            4,000
  Winona, MO
Blair Senior Housing                 12       357,148       19,100           446,700              7,804           19,100
  Blair, NE
McKinley-Walker                      48     1,407,029       83,000         1,760,235              2,586           83,000
  Fitzgerald, GA
Warrenton Apartments                 16       373,628       23,000           445,188                  0           23,000
  Warrenton,  MO
Strafford II Apartments              12       292,827       10,000           360,423              1,167           10,000
  Strafford, MO
La Center Apartments                 12       395,515       24,500           473,512              7,045           24,500
  La Center, KY
DeSoto III Apartments                24       560,676       35,000           668,817              1,515           35,000
  Webster Grove,  MO
Garden Cove Apartments              200     5,300,307      647,924         3,899,850          2,785,773        1,383,864
  Huntsville, AL
Shannon Creste Apartments           200     6,159,547      594,795         4,258,031          4,738,596          606,428
  Union City,  GA
Milo Senior Housing                  24     1,254,920       66,950           660,837            822,736           66,950
  Milo,  ME


Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated
Depreciation
of Property owned by Local Limited Partnerships in Which Registrant has Invested at March 31, 1999

                                                                                                       GROSS AMOUNT AT
                                                                                                      WHICH CARRIED AT
                                                                                                      DECEMBER 31, 1998
                                                           COST AT INTEREST AT
                                                            ACQUISITION DATE
                                                      ------------------------------                  ------------------
                                                                                    NET IMPROVEMENTS
                               NUMBER       TOTAL                    BUILDINGS /       CAPITALIZED
                                 OF        ENCUM-                   IMPROVEMENTS      SUBSEQUENT TO       LAND AND
         DESCRIPTION            UNITS     BRANCES *      LAND        & EQUIPMENT       ACQUISITION      IMPROVEMENTS
         -----------            -----     ---------      ----        -----------       -----------      ------------

Low and Moderate
Income Apartment Complexes
Brighton Manor Apartments            40     1,198,710     139,130           227,776         1,491,691           140,095
  Douglasville, GA
Bamberg Garden Apartments            24       732,094      53,400           891,576             6,888            53,400
Bamberg, SC

SUBTOTAL                          3,057    89,322,555   6,351,721        73,892,075        50,150,014         5,932,162

LESS: Combined Entities             400    11,459,854   1,242,719         8,157,881         7,524,369         1,990,292
                              ------------------------------------------------------------------------------------------

TOTAL                             2,657   $77,862,701  $5,109,002       $65,734,194       $42,625,645        $3,941,870
                              ==========================================================================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $ 129,870,000.

* Mortgage notes payable generally represent non recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 6.96% to 11.375%. The Partnership has not guaranteed any of these mortgage notes payable.
(A) Grayton Pointe was foreclosed upon on October 7, 1997. The Partnership wrote off its investment as of October 7, 1997.
(B) The Partnership transferred its interest in Snapfinger Creste through a foreclosure on August 5, 1997. The investment was written off as of March 31, 1997.

Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated Depreciation
of Property owned by Local Limited Partnerships in
Which Registrant has Invested at March 31, 1999
                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                    1998
                              -------------------------------------------------

                                                                                              LIFE ON
                                                                                               WHICH
                                BUILDINGS /                                                 DEPRECIATION
                               IMPROVEMENTS                      ACCUMULATED      DATE      IS COMPUTED       DATE
         DESCRIPTION            & EQUIPMENT        TOTAL        DEPRECIATION     BUILT        (YEARS)       ACQUIRED
         -----------            -----------        -----        ------------     -----        -------       --------
Low and Moderate
Income Apartment Complexes

Eastmont                           $3,927,787       $4,033,651      $1,002,657    1952        7-10, 40         12/01/88
  Greenburg, PA
Reno/Birch                          5,351,671        5,734,004       2,243,922    1988       5-7, 27.5         07/10/88
  Reno, NV
Buckfield                           1,278,000        1,328,000         308,850    1990        7, 27.5          08/01/88
  Buckfield, ME
Newport Family Housing              1,476,550        1,543,500         356,834    1990          27.5           08/01/88
  Newport, ME
Willow Creek Apartments             1,280,225        1,352,207         510,253    1988        7, 27.5          08/01/88
  Reno, NV
Linden Apartments                   1,890,140        2,000,391         748,544    1988       5-7, 27.5         08/01/88
  Reno, NV
Unity Family Housing                1,195,135        1,242,635         293,843    1990        7, 27.5          08/01/88
  Unity, ME
Spring Hill                         4,891,609        5,063,389       1,811,769    1989      Useful Lives       10/01/88
  Casper, WY
B&C III Housing                     5,489,823        5,867,115       2,125,313 1962/1973     5-7, 27.5         10/01/88
  Moore, OK
San Antonio                         4,879,762        5,044,962       2,552,551    1988      Useful Lives       10/01/88
  Aquadilla, PR
Atlantic Terrace                   12,542,956       12,862,193       4,069,693    1990    5-12, 20, 27.5,40    12/01/88
  Washington, D.C.
Shadow Wood Housing                 1,515,750        1,517,795         556,963    1972       5, 7, 27.5        12/01/88
  Chickasha, OK
B&C II Housing                      1,881,611        1,904,713         789,710    1976         7, 27.5         12/01/88
  Tulsa, OK
Grayton Pointe Associates (A)               0                0               0    1989         5, 28           12/27/88
  Macon, GA
Snapfinger Creste (B)                       0                0               0    1989         5, 28           12/30/88
  Decatur, GA
Wayne Apartments                   30,153,640       30,419,457      10,274,384    1990        7, 27.5          12/22/88
  Boston, MA
Chapparal Housing                   3,944,448        4,326,328       1,392,340    1989        7, 27.5          12/01/88
  Midland, TX
Durham Park                         9,851,322       10,337,322       3,764,815    1989        7, 27.5          12/29/88
  Tigard, OR
Willow Peg Lane                     1,743,360        1,850,860         660,285    1988      Useful Lives       10/01/88
  Rincon, GA


Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in Which Registrant has Invested at March 31, 1999

                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                    1998
                              -------------------------------------------------

                                                                                            LIFE ON
                                                                                              WHICH
                                BUILDINGS /                                               DEPRECIATION
                               IMPROVEMENTS                      ACCUMULATED     DATE      IS COMPUTED      DATE
         DESCRIPTION            & EQUIPMENT        TOTAL        DEPRECIATION     BUILT       (YEARS)      ACQUIRED
         -----------            -----------        -----        ------------     -----       -------      --------
Low and Moderate
Income Apartment Complexes
Meadowbrook Village                 1,772,874        1,865,861         664,285   1989     Useful Lives   10/01/88
  Americus, GA
Waynesboro Properties               1,164,981        1,209,081         429,319   1989     Useful Lives   12/01/88
  Waynesboro, GA
Monroe Properties                   1,755,400        1,871,305         647,660   1989     Useful Lives   12/01/88
  Monroe, GA
Mulberry Associates                   938,091          968,091         334,106   1989        7, 27.5     12/01/88
  Mulberry, AR
Ward Manor                            640,109          662,109         227,098   1989        7, 27.5     12/01/88
  Ward, AR
Paragould Associates                  567,595          587,595         204,765   1989        7, 27.5     12/01/88
  Paragould, AR
Lamar  Associates                     768,952          792,052         278,495   1989        7, 27.5     12/01/88
  Lamar, AR
Winona Apartments                     349,650          353,650         132,150   1989        7, 27.5     12/01/88
  Winona, MO
Blair Senior Housing                  454,504          473,604         155,832   1989        7, 27.5     01/03/89
  Blair, NE
McKinley-Walker                     1,762,821        1,845,821         649,465   1989     Useful Lives   02/08/89
  Fitzgerald, GA
Warrenton Apartments                  445,188          468,188         159,741   1989     Useful Lives   03/31/89
  Warrenton,  MO
Strafford II Apartments               361,590          371,590         129,959   1989      5, 7, 27.5    03/31/89
  Strafford, MO
La Center Apartments                  480,557          505,057         170,746   1989      7, 27.5, 40   03/31/89
  La Center, KY
DeSoto III Apartments                 670,332          705,332         231,012   1989     Useful Lives   03/31/89
  Webster Grove,  MO
Garden Cove Apartments              5,949,683        7,333,547       2,416,018   1990     Useful Lives   05/11/89
  Huntsville, AL
Shannon Creste Apartments           8,984,994        9,591,422       2,759,402   1990        5, 27.5     07/10/89
  Union City,  GA
Milo Senior Housing                 1,483,573        1,550,523         328,845   1990        7, 27.5     12/20/89
  Milo,  ME


Boston Financial Qualified Housing Tax Credits, L.P. II
Schedule III - Real Estate and Accumulated Depreciation
of Property owned by Local Limited Partnerships in
Which Registrant has Invested at March 31, 1999
                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                    1998
                              -------------------------------------------------

                                                                                             LIFE ON
                                                                                              WHICH
                                BUILDINGS /                                               DEPRECIATION
                               IMPROVEMENTS                      ACCUMULATED     DATE      IS COMPUTED      DATE
         DESCRIPTION            & EQUIPMENT        TOTAL        DEPRECIATION     BUILT       (YEARS)      ACQUIRED
         -----------            -----------        -----        ------------     -----       -------      --------
Low and Moderate
Income Apartment Complexes
Brighton Manor Apartments           1,718,502        1,858,597         670,464   1990        10, 30      12/29/89
  Douglasville, GA
Bamberg Garden Apartments             898,464          951,864         335,830   1989     Useful Lives   01/20/89
Bamberg, SC

SUBTOTAL                          124,461,649      130,393,811      44,387,918

LESS: Combined Entities            14,934,677       16,924,969       5,175,420
                              -------------------------------------------------

TOTAL                            $109,526,972     $113,468,842     $39,212,498
                              =================================================


Summary of property owned and accumulated depreciation:

Property Owned December 31, 1998                                       Accumulated Depreciation December 31, 1998
--------------------------------------------------------------------   -----------------------------------------------
Balance at beginning of period                         $113,093,434    Balance at beginning of period     $35,268,135
  Additions during                                                       Additions during period:
period:
    Add prior year Garden Cove             $7,333,547                      Add prior year Garden Cove       2,180,607
    Add prior year Shannon Creste           9,410,551                      Add prior year Shannon           2,421,682
                                                                       Creste
    Less current year Garden Cove         (7,333,547)                      Less current year Garden       (2,416,018)
                                                                       Cove
    Less current year Shannon Creste      (9,591,422)                      Less current year Shannon      (2,759,402)
                                                                       Creste
    Acquisitions through foreclosure                0                      Write off of properties                  0
                                                                       transferred
    Other acquisitions                        304,078                                                       4,517,494
                                                                       Depreciation
                                                                                                        --------------
    Improvements etc.                         252,201                  Balance at close of period         $39,212,498
                                                                                                        ==============
                                        --------------
                                                            375,408
  Deductions during
period:
    Cost of real estate and fixed                   0
assets sold
    Write off of properties transferred             0
    Reclassification to intangible                  0
assets
                                        --------------
                                                                  0
                                                      --------------
Balance at close of                                    $113,468,842
period
                                                      ==============

Property Owned December 31, 1997                                       Accumulated Depreciation December 31, 1997
--------------------------------------------------------------------   -----------------------------------------------
Balance at beginning of period                         $130,912,714    Balance at beginning of period     $36,158,261
  Additions during                                                       Additions during period:
period:
    Add prior year Garden Cove             $7,333,547                      Add prior year Garden Cove       1,944,916
    Add prior year Shannon Creste           9,004,635                      Add prior year Shannon           2,099,528
                                                                       Creste
    Less current year Garden Cove         (7,333,547)                      Less current year Garden       (2,180,607)
                                                                       Cove
    Less current year Shannon Creste      (9,410,551)                      Less current year Shannon      (2,421,682)
                                                                       Creste
    Acquisitions through foreclosure                0                      Write off of properties        (4,798,250)
                                                                       transferred
    Other acquisitions                        289,671                                                       4,465,969
                                                                       Depreciation
                                                                                                        --------------
    Improvements etc.                         379,331                  Balance at close of period         $35,268,135
                                                                                                        ==============
                                        --------------
                                                            263,086
  Deductions during
period:
    Cost of real estate and fixed             (5,884)
assets sold
    Write off of properties transferred  (18,076,482)
    Reclassification to intangible                  0
assets
                                        --------------
                                                       (18,082,366)
                                                      --------------
Balance at close of                                    $113,093,434
period
                                                      ==============

Property Owned December 31, 1996                                       Accumulated Depreciation December 31, 1996
--------------------------------------------------------------------   -----------------------------------------------
Balance at beginning of period                         $139,702,097    Balance at beginning of period     $33,408,280
  Additions during                                                       Additions during period:
period:
    Add prior year Garden Cove             $7,309,677                      Add prior year Garden Cove       1,664,005
    Less current year Garden Cove         (7,333,547)                      Less current year Garden       (1,944,916)
                                                                       Cove
    Less current year Shannon Creste      (9,004,635)                      Less current year Shannon      (2,099,528)
                                                                       Creste
    Acquisitions through foreclosure                0                                                       5,130,420
                                                                       Depreciation
                                                                                                        --------------
    Other acquisitions                        100,645                  Balance at close of period         $36,158,261
                                                                                                        ==============
    Improvements etc.                         155,868
                                        --------------
                                                        (8,771,992)
  Deductions during
period:
    Cost of real estate and fixed            (17,391)
assets sold
    Reclassification to intangible                  0
assets
                                        --------------
                                                           (17,391)
                                                      --------------
Balance at close of                                    $130,912,714
period
                                                      ==============

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


Independent Auditors' Report

February 5, 1999

Newport Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Newport Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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

February 5, 1999

Unity Family Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Unity Family Housing Associates (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity Family Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Buckfield

MACDONALD PAGE
Certified Public Accountants
30 Long Creek Drive South Portland, Maine 04106  (207) 774-5701
P.O. Box 2389 Augusta, Maine 04388 (207) 621-0330


Independent Auditors' Report

February 5, 1999

Buckfield Housing Associates
224 Maine Avenue
Gardiner, Maine


We have audited the accompanying balance sheets of Buckfield Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckfield Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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


/s/Macdonald Page & Co.
Certified Public Accountants

[Letterhead]

           INDEPENDENT AUDITORS' REPORT

To the General Partners
Willow Creek Housing Associates, Ltd.
dba Willow Creek Apartments
HUD Project No. 125-94008
Reno, Nevada

We have audited the accompanying balance sheet of Willow Creek Housing Associates, Ltd., dba Willow Creek Apartments, HUD Project No. 125-94008, as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Linden Housing Associates, Ltd. dba Linden Apartments, as of December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1999, on our consideration of Linden Housing Associates, Ltd.dba Linden Apartments, internal control and reports dated February 4, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 17 is presented for purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 4 1999

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

Birch Assoc.

[Letterhead]
           INDEPENDENT AUDITORS' REPORT

To the General Partners
Birch Associates Limited Partnership
dba Reno Apartments I-IV
HUD Project No. 125-94006
Reno, Nevada

We have audited the accompanying balance sheet of Birch Associates Limited Partnership, dba Reno Apartments I-IV, HUD Project No. 125-94006, as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birch Associates Limited Partnership, dba Reno Apartments I-IV, as of December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by The U.S. Development of Housing and Urban Development, we have also issued a report dated February 4, 1999, on our consideration of Birch Associates Limited Partnership, dba Reno Apartments I-IV, internal control and reports dated February 4, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 4, 1999

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

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1997

[Letterhead]


           INDEPENDENT AUDITORS' REPORT

To the General Partners
Linden Housing Associates, Ltd.
dba Linden Apartments
HUD Project No. 125-94007
Reno, Nevada

We have audited the accompanying balance sheet of Linden Housing Associates, Ltd., dba Linden Apartments, HUD Project No. 125-94007, as of December 31, 1998, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Linden Housing Associates, Ltd, dba Linden Apartments, as of December 31, 1998,and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1999, on our consideration of Linden Housing Associates, Ltd., dba Linden Apartments, internal control and reports dated February 4, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 4, 1999

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

/s/Proctor & Gaub
PROCTOR & GAUB
Reno, Nevada
February 10, 1997

[Letterhead]
[LOGO]
RD HOAG & ASSOCIATES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Eastmont Estates Associates

We have audited the accompanying balance sheets of HUD No. 033-35194-PM-SR (the "Project") of Eastmont Estates Associates (A Limited Partnership) as of December 31, 1998, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 033-35194-PM-SR of Eastmont Estates Associates as of December 31, 1998, and the results of its operations and changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have issued a report dated February 9, 1999, on our consideration of HUD Project No. 033-35194-PM-SR (The "Project") of Eastmont Estates Associates internal control, and reports dated February 9, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-Discrimination.

/s/R.D. Hoag & Assoc. P.C.
R.D. Hoag & Associates,
A Professional Corporation
February 9, 1999
Pittsburgh, Pennsylvania

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

Spring Hill

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

 INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates I, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates I, Ltd. (a limited partnership), HUD Project No. 109-35062-EX, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Spring Hill Housing Associates I, Ltd., HUD Project No. 109-35062-EX, as of December 31, 1998, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Spring Hill Housing Associates, I,LTD's, internal controls and reports dated January 29, 1999 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.


/s/Stark Tinter & Associates
Englewood, Colorado
January 29, 1999

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1997

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates II, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates II, Ltd. (a limited partnership), HUD Project No. 109-35063-EX as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates II, Ltd., HUD Project No. 109-35063-EX, as of December 31, 1998, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Spring Hill Housing Associates, II, LTD's, internal control structure and reports dated January 29, 1999 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.

/s/Stark Tinter & Associates
Englewood, Colorado
January 29, 1999

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


/s/Stark Tinter & Associates
Englewood, Colorado
January 30, 1997

[Letterhead]
[LOGO]
STARK TINTER & ASSOCIATES, LLC

INDEPENDENT AUDITORS' REPORT

To the Partners of
Spring Hill Housing Associates III, Ltd.
Englewood, Colorado

We have audited the accompanying balance sheet of Spring Hill Housing Associates III, Ltd. (a limited partnership), HUD Project No. 109-35064-EX, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing Associates III, Ltd., HUD Project No. 109-35064-EX, as of December 31, 1998, and the results of its operations and the changes in its partners' equity (deficiency) and its changes in cash for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Spring Hill Housing Associates, III,LTD's, internal controls and reports dated January 29, 1999 on its compliance with specific requirements applicable to major HUD Programs and specificrequirements applicable to Fair Housing ad Non-Discrimination.

/s/Stark Tinter & Associates
Englewood, Colorado
January 29, 1999

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

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Spring Hill Housing Associates, III,LTD's, internal controls and reports dated January 28, 1998 on its compliance with specific requirements applicable to major HUD Programs and specific requirements applicable to Fair Housing ad Non-Discrimination.

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

Willowpeg

[Letterhead]
[LOGO]
Floyd & Company
306 Commercial Drive Suite 202           Post Office Box 14251
Savannah, Georgia 31406                       Savannah, Georgia 31416
Phone:(912)355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Lane Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/R. Doug Floyd
Floyd & Company, C.P.A.
Savannah, Georgia
February 28, 1999

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


/s/R. Doug Floyd
Floyd & Company, C.P.A.
Savannah, Georgia
February 28, 1998

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

/s/R. Doug Floyd
Floyd & Company, C.P.A.
Savannah, Georgia
February 28, 1997

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Americus Properties Limited Partnership


We have audited the accompanying balance sheets of AMERICUS PROPERTIES LIMITED PARTNERSHIP (a Limited Partnership), as of December 31, 1998 and 1997, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICUS PROPERTIES LIMITED PARTNERSHIP as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1999 on our consideration of AMERICUS PROPERTIES LIMITED PARTNERSHIP internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of AMERICUS PROPERTIES LIMITED PARTNERSHIP taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/David G. Pellicione
Savannah, Georgia
February 11, 1999

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

/s/David G. Pellicione
Savannah, Georgia
February 23, 1998

Atlantic Terrace

PricewaterhouseCoopers

Report of Independent Accountants

To the Partners of
Atlantic Terrace Limited Partnership:


In our opinion, the accompanying balance sheet and the related statements of profit and loss, partners' capital (deficiency), and cash flows present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management: our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and Disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of the Partnership's internal control and a report dated January 29, 1999 on its compliance with laws and regulations.


/s/ PricewaterhouseCoopers
Boston, Massachusetts
January 29, 1999

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

Garden Cove

[Letterhead]
[LOGO]
Reznick Fedder & Silverman

Independent Auditors' Report

To the Partners
Garden Cove Apartments, Ltd.

We have audited the accompanying balance sheet of Garden Cove Apartments, Ltd. as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Cove Apartments, Ltd as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Reznick Fedder & Silverman
Boston, Massachusetts                       Federal Employer
January 22, 1999                                  Identification Number
                                                     52-1088612
Audit Principal: Philip A. Weitzel

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

[Letterhead]
[LOGO]
Asher & Company, Ltd

Independent Auditor's Report

To the Partners
B & C Housing Associates, III
Marlton, New Jersey

We have audited the accompanying balance sheets of B & C Housing Associates, III T/A Nottingham Square Apartments (A Limited Partnership), HUD Project No. 117-94008, as of December 31, 1998 and the related statements of profit and loss Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of B & C Housing Associates, III T/A Nottingham Square Apartments (A Limited Partnership), HUD Project No. 117-94008, as of December 31, 1997, were audited by other auditors, whose Report dated January 16, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, III T/A Nottingham Square Apartments (A Limited Partnership), HUD Project No. 117-94008,
 as of December 31, 1998, and the results of its operations, changes in its Partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was  made  for the  purpose  of  forming  an opinion on the basic
financial   statements  taken  as  a  whole.   The  accompanying   supplementary
information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1999 on our consideration of B & C Housing Associates, III's T/A Nottingham Square Apartments (A Limited Partnership), HUD Project No. 117-94008, internal control and reports dated February 4, 1999 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.



/s/Asher & Company
Philadelphia, PA
February 4, 1999

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

/s/John D. Schuler
Tulsa, Oklahoma
January 18, 1997

[Letterhead]
[LOGO]
Horwath Velez, Semprit & Co.
San Juan, PR

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
San Antonio Limited Dividend Partnership S.E.
San Juan, Puerto Rico

We have audited the accompanying balance sheets of San Antonio Limited Dividend Partnership S.E. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Antonio Limited Dividend Partnership S.E. as of December 31, 1998 and 1997, and the results of its operations, its changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Horwath Velez, Semprit & Co.
January 25, 1999
Stamp number 1553569 was
affixed to the original of this report

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

/s/Horwath Velez, Semprit & Co.
February 2, 1998
Stamp number 1478597 was
affixed to the original of this report

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Waynesboro Properties Limited Partnership

We have audited the accompanying balance sheets of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1999

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

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1998

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

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1997

[Letterhead]
[LOGO]
DAVID G. PELLICIONE, C.P.A., P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Monroe Properties Limited Partnership

We have audited the accompanying balance sheets of MONROE PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1998 and 1997, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MONROE PROPERTIES LIMITED PARTNERSHIP as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999 on our consideration of MONROE PROPERTIES LIMITED
PARTNERSHIP'S internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of MONROE PROPERTIES LIMITED PARTNERSHIP taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/David G. Pellicione
Savannah, Georgia
February 11, 1999

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

/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1998

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard

INDEPENDENT AUDITORS' REPORT

To the Partners
Ward Manor Associates Limited Partnership
Ward, Arkansas

We have audited the accompanying balance sheet of Ward Manor Associates Limited Partnership (a Missouri limited partnership) Rural Development Case No:
03-043-431482892 as of December 31, 1998, and the related statements of loss, partners' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ward Manor Associates Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1999

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


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1997

[Letterhead]
[LOGO]
Braunsdorf, Carlson and Clinkinbeard
INDEPENDENT AUDITORS' REPORT

To the Partners
Paragould Associates I, Limited Partnership
Paragould, Arkansas

We have audited the accompanying balance sheet of Paragould Associates I, Limited Partnership (a Missouri limited partnership) Rural Development Case No:
03-028-431481354 as of December 31, 1998, and the related statements of operating, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragould Associates I, Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Braunsdorf, Carlson and Clinkinbeard, CPA's, P.A.
Topeka, Kansas
January 21, 1999

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

[Letterhead]
[LOGO]
Asher & Company, Ltd

Independent Auditor's Report

To the Partners
B & C Housing Associates, II
Marlton, New Jersey


We have audited the accompanying balance sheets of B & C Housing Associates, II T/A Patrick Henry Apartments (A Limited Partnership), HUD Project No. 118-94005, as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of B & C Housing associates II, T/A Patrick Henry Apartments (A Limited Partnership), HUD Project No. 118-94005, as of December 31, 1997, were audited by other auditors, whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B & C Housing Associates, II, T/A Patrick Henry Apartment, (A Limited Apartment), HUD Project No. 118-94005 as of December 31, 1998, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999, on our consideration of B & C Housing Associates, II T/A Patrick Henry Apartments, (A Limited Partnership), HUD Project No. 118-94005 internal control and reports dated January 25, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to fair housing, and non-discrimination.


/s/Asher & Company
Philadelphia, PA
January 25, 1999

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

[Letterhead]
[LOGO]
Asher & Company, Ltd.

Independent Auditor's Report

To the Partners
Shadow Wood Housing Associates, Limited
Marlton, New Jersey


We have audited the accompanying balance sheets of Shadow Wood Housing Associates, Limited, T/A Country Park (A Limited Partnership), HUD Project No. 117-94009, as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Shadow Wood Housing Associates, Limited T/A, Country Park (A Limited Partnership), HUD Project No. 117-94009, as of December 31, 1997, were audited by other auditors, whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Housing Associates, Limited T/A Country Park (A Limited Partnership), HUD Project No. 117-94009, as of December 31, 1998, and the results of its operations and the changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999 on our consideration of Shadow Wood Housing Associates, Limited T/A Country Park
(A Limited Partnership), HUD Project No. 117-94009 internal control structure and reports dated January 25, 1999 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD program transactions, and specific requirements applicable to fair housing and non discrimination.


/s/Asher & Company
Philadelphia, PA
January 25, 1999

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
Wayne Apartments Project Limited Partnership


We have  audited the  accompanying  balance  sheet of Wayne  Apartments  Project
Limited Partnership (a Massachusetts limited partnership) (Project No. 023-44269) as of December 31, 1998, and the related statements of changes in partners' deficit, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of Wayne Apartments Project Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wayne Apartments Project Limited Partnership as of December 31, 1998, and the results of its operations, its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by The U.S. Department of Housing and Urban Development, we have also issued a report dated January 26, 1999 on our consideration of Wayne Apartments Project Limited Partnership's internal control and reports dated January 26, 1999 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/Ziner & Company, P.C.
Boston, MA
January 26, 1999

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

[Letterhead]
[LOGO]
Asher & Company, Ltd.

Independent Auditors' Report

To the Partners
Chaparral Housing Associates, Ltd.
Marlton, New Jersey

We have audited the accompanying balance sheets of Chaparral Housing Associates, Ltd., (A Limited Partnership), HUD Project No. 133-94005, as of December 31, 1998, and the related statements of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on
our audit.   The financial statements of Chaparral Housing Associates, Ltd.
(A Limited Partnership), HUD Project No. 133-94005, as of December 31, 1997, were audited by other auditors, whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Housing Associates, (A Limited Partnership) HUD Project No. 133-94005., as of December 31, 1998, and the results of its operations andthe changes in partners' capital and cash flows for the year then ended , in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1999, on our consideration of Chaparral Housing Associates, (A Limited Partnership) HUD Project No. 133-94005 internal control and reports dated January 22, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to fair housing and non-discrimination.


/s/Asher & Company
Philadelphia, PA
January 22, 1999

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

Grayton Pointe


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

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 31, 1997

[Letterhead]
[LOGO]
HENICK & YLVISAKER, Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners of
Durham Park Limited Partnership

We have audited the accompanying balance sheets of DURHAM PARK LIMITED PARTNERSHIP (an Oregon limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1996 were audited by other auditors whose report, dated February 12, 1997, expressed on unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Durham Park Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/HENICK & YLVISAKER
Portland, Oregon
February 8, 1999

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

Bamberg

[Letterhead]
[LOGO]
David G. Pelliccione, C.P.A., P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bamberg Properties Limited Partnership

We have audited the accompanying balance sheets of BAMBERG PROPERTIES LIMITED PARTNERSHIP, as of December 31, 1998 and 1997, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAMBERG PROPERTIES LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of Bamberg Properties Limited Partnership taken as a whole. The supplemental information on page 9 is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ David G. Pelliccione
Savannah, Georgia
February 23, 1999

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

/s/ David G. Pelliccione
Savannah, Georgia
February 23, 1998

[Letterhead]
[LOGO]
Floyd & Company
Savannah, Georgia

INDEPENDENT AUDITORS' REPORT

To the General Partners of
McKinley-Walker Limited Partnership


We have audited the accompanying balance sheets of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McKinley-Walker Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1999

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

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1998

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

/s/R. Doug Floyd
Floyd & Company, CPA
Savannah, Georgia
February 28, 1997

De Soto


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

Warrenton

Mueller & Walla, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122

INDEPENDENT AUDITORS' REPORT

The Partners
Warrenton  Associates I, L.P.
Warrenton, Missouri


We have audited the accompanying balance sheets of Warrenton Associates I, L.P. (a limited partnership) as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warrenton Associates I, L.P. as of December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1997 financial statements were compiled by us and our report thereon, dated February 11, 1998 stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller, Walla & Albertson, P.C.
Mueller, Walla & Albertson, P.C.
Certified Public Accountants
January 19, 1999

Shannon Creste

[Letterhead]
[LOGO]
Habif, Arogeti & Wynne, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Creste Apartments, L.P.

We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1998, and the related statements of changes in partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1998, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 30, 1999

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

Milo Housing

[Letterhead]
[LOGO]
MACDONALD

Independent Auditor's Report

February 5, 1999

Milo Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheets of Milo Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milo Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Macdonald Page & Co.
Certified Public Accountants
South Portland, ME
February 5, 1999

[LOGO]
MACDONALD

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


/s/Macdonald Page & Co.
Certified Public Accountants
South Portland, ME
February 5, 1998

Brighton

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, Georgia

Independent Auditors' Report

The Partners
Brighton Manor Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Brighton Manor Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Manor Apartments, A Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP
Atlanta, Georgia
February 16, 1999

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


/s/KPMG Peat Marwick LLP
Atlanta, Georgia
February 16, 1998

                                        SHANNON CRESTE APARTMENTS, L.P.

                                             FINANCIAL STATEMENTS
                                               DECEMBER 31, 1996

                                          SHANNON CRESTE APARTMENTS, L.P.

                                           FINANCIAL STATEMENTS
                                              DECEMBER 31, 1996

                                             TABLE OF CONTENTS


                                                                      PAGE

Independent auditors' report                                            1



Financial statements:



     Balance sheet                                                      2



     Statement of changes in partners' equity                           3



     Statement of operations                                            4



     Statement of cash flows                                            5 - 6



     Notes to financial statements                                      7 - 11



Supplemental information                                                12 - 13

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



/s/ Habif, Arogeti & Wayne, P.C.

Atlanta, Georgia

January 31, 1997

                                           SHANNON CRESTE APARTMENTS, L.P.
                                                    BALANCE SHEET
                                                  DECEMBER 31, 1996





                                                       ASSETS


Current assets
     Cash                                                                                          $      12,491
     Tenant rent receivable                                                                               14,693
     Prepaid insurance                                                                                    10,000
     Prepaid mortgage interest                                                                            44,031
     Due from special limited partner                                                                      7,703
                                                                                                    ------------

         Total current assets                                                                             88,918

Deposits held in trust
     Tenant security deposits                                                                              2,278

Restricted deposits and funded reserves
     Mortgage escrow deposits                                                                             87,008
     Permanent operating reserve                                                                         337,353

                                                                                                         424,361

Rental property and equipment, at cost
     Land                                                                                                594,795
     Buildings                                                                                         8,394,326
     Furniture and fixtures                                                                               15,514
                                                                                                     -----------
                                                                                                       9,004,635
     Accumulated depreciation                                                                         [2,099,528]

                                                                                                       6,905,107

Other assets
     Utility deposits                                                                                      2,160
     Deferred financing fees, net of accumulated
         amortization of $95,123                                                                          65,651
     Compliance monitoring fee, net of
         accumulated amortization of $4,899                                                               14,701
                                                                                                     -----------

                                                                                                          82,512


                                                                                                     $ 7,503,176
 See auditors' report and accompanying notes

                                       SHANNON CRESTE APARTMENTS, L.P.

                                           FINANCIAL STATEMENTS
                                              DECEMBER 31, 1996
                                          LIABILITIES AND PARTNERS' EQUITY


Current liabilities
     Accounts payable                                                                              $     163,575
     Accrued expenses                                                                                     18,282
     Accrued management fees                                                                              13,713
     Advances from affiliates                                                                             15,445
     Current portion of note payable                                                                       3,267
                                                                                                    ------------

         Total current liabilities                                                                       214,282




Deposits and prepayment liabilities
     Tenant security deposits                                                                             23,899
     Rent deferred credits                                                                                10,869

                                                                                                          34,768



Long-term liabilities
     Mortgage note payable, net of current portion                                                     6,159,547
     Note payable, net of current portion                                                                  6,533

                                                                                                       6,166,080


Partners' equity                                                                                       1,088,046




                                                                                                     $ 7,503,176


 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                        FOR THE YEAR ENDED DECEMBER 31, 1996




                                         Managing                   Special           Investor
                                          General                   Limited           Limited
                                          Partner                   Partners          Partner                  Total
Beginning partners' equity
         [deficit]                        $      -0-              $[487,036]        $     1,378,555          $   891,519

Contributions                                    -0-                245,524                     -0-              245,524
                                           ---------              ----------        ---------------          -----------

                                                                        -0-                [241,512]           1,378,555
1,137,043


Net loss                                    [    490]             [     490]           [     48,017]         [  48,997]
                                          ----------              ---------         ---------------          ----------


Ending partners' equity
         [deficit]                        $[    490]              $[242,002]        $     1,330,538          $ 1,088,046
                                          ==========              ==========        ===============          ===========

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1996







Revenues
     Gross rent potential                                                                          $ 1,300,754
     Less vacancies, concessions and uncollected rent                                              [   326,829]

         Rental revenues less vacancies                                                                973,925

     Other rental revenues                                                                              25,784

                                                                                                       999,709


Expenses
     Administrative                                                                                     67,857
     Management fees                                                                                    13,713
     Utilities                                                                                          97,824
     Operating and maintenance                                                                         142,598
     Real estate taxes                                                                                 106,337
     Other taxes and insurance                                                                          43,527
     Mortgage interest                                                                                 552,920
     Depreciation and amortization                                                                     330,145
                                                                                                   -----------

                                                                                                     1,354,921

                                                                                                   [   355,212]
Other income
     Income from debt forgiveness                                                                      265,381
     Property tax refund                                                                                28,414
     Interest income                                                                                    12,420
                                                                                                   -----------

                                                                                                       306,215

         Net loss                                                                                  $ (  48,997]

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 31, 1996


Cash flows from operating activities Revenues:
     Rental receipts                                                                              $    967,297
     Other rental receipts                                                                              25,784
     Interest receipts                                                                                  12,419
     Other receipts                                                                                     28,414
                                                                                                   -----------

                                                                                                     1,033,914

Expenses:
     Administrative                                                                                     63,010
     Utilities                                                                                          88,142
     Operating and maintenance                                                                          85,794
     Real estate taxes, property insurance, and escrow deposits                                        174,376
     Mortgage interest                                                                                 650,592
                                                                                                    ----------

                                                                                                     1,061,914

         Net cash used by operating activities                                                    [     28,000]

Cash flows from investing activities
     Release from permanent operating reserve                                                           12,647

Cash flows from financing activities
     Principal payment on mortgage note payable                                                   [     44,761]
     Principal payment on note payable                                                            [      3,267]
     Advances from affiliates                                                                           15,445
     Repayment of advances to prior management agent                                                    63,870
     Advances to special limited partner                                                          [      7,703]
                                                                                                  ------------

         Net cash provided by financing activities                                                      23,584
                                                                                                  ------------


              Net increase in cash                                                                       8,231


Cash, beginning of year                                                                                  4,260


              Cash, end of year                                                                   $     12,491
                                                                                                  ============

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                         STATEMENT OF CASH FLOWS [CONTINUED]
                                        FOR THE YEAR ENDED DECEMBER 31, 1996

                                         Increase [Decrease] in Cash



Reconciliation of net loss to net cash used by operating activities:

         Net loss                                                                  $[  48,997]
                                                                                     --------
         Adjustments to reconcile net loss to net
              cash used by operating activities:
                  Amortization                                                                            17,710
                  Depreciation                                                                           312,435
                  Income from debt forgiveness                                                          [265,381]
                  Increase in tenant rent receivable                                                  [    7,010]
                  Decrease in tenant security deposits                                                     6,437
                  Decrease in prepaid insurance                                                            3,154
                  Increase in utility deposits                                                        [    2,160]
                  Increase in prepaid mortgage interest                                               [   44,031]
                  Increase in mortgage escrow deposits                                                [   34,101]
                  Increase in accounts payable                                                            55,206
                  Decrease in accrued mortgage interest                                               [   53,641]
                  Increase in accrued expenses                                                            18,282
                  Increase in accrued management fees                                                     13,715
                  Increase in rent deferred credits                                                          382
                                                                                                      ----------

                      Total adjustments                                                                   20,997

                           Net cash used by operating activities                                      $[  28,000]
                                                                                                      ==========

 See auditors' report and accompanying notes

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

As of August 20, 1996, the original general partners of the partnership agreed to become special limited partners upon the admission of a new managing general partner. As part of the agreement, the original general partners agreed to convert $245,524 of project expense loans to a capital contribution.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1996


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The Partnership was organized as a limited partnership under the laws of the state of Georgia on June 30, 1989. The partnership was formed to develop, construct, own, maintain, and operate a rental housing project of 200 units located in Union City, Georgia. The Project is currently operating under the name of Shannon Creste Apartments.

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

      c.    Depreciation and Capitalization:

            Rental property and equipment have been recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of twenty-eight years for real property and five years for personal property primarily by use of the straight-line method for financial reporting. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

      d.    Amortization:

            Permanent loan costs consist of fees incurred to obtain the permanent mortgage and are amortized over the 10-year term of the note using the straight-line method. Compliance monitoring fees consist of a fee paid to the Georgia Housing and Finance Authority to oversee compliance by the project with the requirements of the low-income housing tax credit program and are amortized over the remaining 12-year term of the tax credit compliance period.

      e.    Rental Income:

            Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are short-term operating leases.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1996


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [Continued]

      f.    Cash Equivalents:

            For purposes of the statement of cash flows, all highly liquid debt instruments purchased with initial maturities of three months or less are considered to be cash equivalents.

      g.     Estimates:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

      h.    Income Taxes:

            Income or loss of the Partnership is allocated 1% to the general partner, 1% to the special limited partners and 98% to the investor limited partner. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

            The adjustment of book basis loss to tax basis loss for the year ended December 31, 1996 is summarized as follows:

                  Net loss as shown on financial statements                                              $48,997
                  Items decreasing loss
                     Depreciation difference on real property                                             12,836

                  Net loss as shown by the tax return                                                    $36,161
                                                                                                          ======

B.    PERMANENT OPERATING RESERVE:

      Pursuant to its operating deficit agreement, the Partnership deposited $350,000 into a permanent operating reserve fund on December 19, 1995. The funds are to be held in escrow on behalf of the investor limited partner who holds a first security interest. The operating deficit agreement restricts the release of these funds and requires specific authorization of the investor limited partner prior to any release of funds from the reserve. The activity in the reserve fund for the year ended December 31, 1996 is as follows:

            Balance, January 1, 1996                                                                   $ 350,000
            Add:     Interest earned                                                                      12,353
            Less:    Transfer to special reserve                                                       [  25,000]
                                                                                                        --------

            Balance, December 31, 1996                                                                 $ 337,353
                                                                                                         =======

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1996



C.    MORTGAGE NOTE PAYABLE:

      The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division, and bears interest at the rate of 10.375% per annum. Principal and interest are payable by the partnership in monthly installments of $57,946 based on an amortization period of 30 years.

      Effective October 1, 1996, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1996 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999, interest at the rate of seven percent (7%) per annum shall be due and payable monthly. On April 1, 1999 the interest shall be adjusted and increased to the rate of nine and three-quarters percent (9.75%) per annum. Commencing on May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance, together with all accrued but unpaid interest, shall be due and payable on February 1, 2001.

      The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

      The aggregate of the mortgage note payable is as follows:

                  Due Date                                 Amount

                 Current
                  1997                                                                           $       -0-

                 Long-Term
                  1998                                                       $            -0-
                  1999                                                                 20,612
                  2000                                                                 38,171
                  2001                                                              6,100,764
                                                                                    ---------

                                                                                                   6,159,547

                                                                                                 $ 6,159,547

D.    NOTE PAYABLE:

      The note payable in the original amount of $19,600 is payable to the Georgia Housing and Finance Authority for payment of the compliance monitoring fees charged by the authority. The note bears no interest and is payable in annual installments of $3,267 until April 15, 1999.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1996



D.    NOTE PAYABLE:  [Continued]

      The note payable matures as follows:

                Due Dates                             Amount

                Current
                  1997                                                                               $3,267

                Long-term
                  1998                                                                 $3,267
                  1999                                                                  3,266
                                                                                        -----
                                                                                                      6,533


                                                                                                     $9,800


E.    CAPITAL TRANSACTIONS:

      Effective August 20, 1996, the Partnership amended its partnership agreement to admit a new managing general partner, Boston Financial GP-I, LLC, for a 1% interest in the Partnership. The former general partners became special class B limited partners and maintained their 1% interest in the partnership with the investor limited partner holding the remaining 98% partnership interest.

F.    LOW INCOME HOUSING TAX CREDITS:

      The Partnership applied for and received an allocation of low-income housing tax credits for the project of $7,363,460 from the Georgia Housing and Finance Authority to be claimed over a ten year period beginning upon initial rent-up of the units with eligible tenants. The partnership has received the annual allocation of $736,345 pursuant to Internal Revenue Code Section 42[a]. The annual credit amount is contingent upon the project maintaining a qualified basis of $7,995,005 and complying with certain requirements regarding tenant eligibility, rent charges and operating methods. The partnership has claimed cumulative credits of $5,048,052 as of December 31, 1996.

      The Partnership agreement has special provisions that will apply, should the Project fail to qualify for all or a portion of the credit allocation or fail to comply with eligibility requirements during the compliance period of fifteen years.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1996


G.    RELATED PARTY TRANSACTIONS:

      The project was managed through August 19, 1996 by Pointe Properties, Inc. d/b/a MPS, Inc., a wholly-owned subsidiary of Sanbury Corporation. Sanbury Corporation along with its stockholder were the original general partners of the partnership. Pointe Properties agreed not to charge management fees for its services for the period ended August 19, 1996.

      As of August 20, 1996, the Partnership contracted with Boston Financial Property Management Group, an affiliate of the new general partner, to provide property management service for a monthly fee of four percent (4%) of gross rental receipts. For the period from August 20, 1996 through December 31, 1996, the partnership incurred $13,713 for these services.

                                           SUPPLEMENTAL INFORMATION

                                       SHANNON CRESTE APARTMENTS, L.P.
                                              SUPPLEMENTAL INFORMATION
                                            SCHEDULE OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1996


Gross rent potential                                                               $1,300,754

Vacancies
      Vacancy                                                                         245,471
      Bad debts/uncollectible rent                                                     27,101
      Rent concessions                                                                 54,257
                                                                                                          326,829

      Rental revenue less vacancies                                                                       973,925

Other rental revenue
      Laundry and vending                                                               1,644
      NSF and late charges                                                              8,380
      Damages and cleaning fees                                                           905
      Forfeited security deposits                                                         355
      Other revenue                                                                    14,500
                                                                                                           25,784

Other income
      Income from debt forgiveness                                                    265,381
      Property tax refund                                                              28,414
      Interest income                                                                  12,420
                                                                                                          306,215

           Total revenue                                                            1,305,924

Administrative
      Advertising                                                                       4,099
      Other renting expenses                                                            6,460
      Office salaries                                                                   4,770
      Office supplies                                                                   7,841
      Management fee                                                                   13,713
      Manager salaries                                                                 18,991
      Legal expense                                                                     5,947
      Auditing expense                                                                 11,497
      Telephone                                                                         8,252

                                                                                                           81,570

Utilities
      Electricity                                                                      25,928
      Water and sewer                                                                  71,896
                                                                                      -------


                                                                                                           97,824

See auditors' report

                                       SHANNON CRESTE APARTMENTS, L.P.
                                     SUPPLEMENTAL INFORMATION [CONTINUED]
                                            SCHEDULE OF OPERATIONS
                                     FOR THE YEAR ENDED DECEMBER 31, 1996



Operating and maintenance
      Exterminating                                                                     1,750
      Garbage and trash removal                                                        16,495
      Grounds payroll                                                                   3,902
      Grounds supplies                                                                  1,987
      Grounds contract                                                                  9,876
      Repairs payroll                                                                  27,309
      Repairs material                                                                 20,892
      Repairs contract                                                                 59,469
      Miscellaneous                                                                       918

                                                                                                          142,598

Taxes and insurance
      Real estate taxes                                                               106,337
      Payroll taxes                                                                     6,409
      Property and liability insurance                                                 26,987
      Worker's compensation                                                             2,683
      Group health insurance                                                            7,448
                                                                                    ---------

                                                                                                          149,864

Financial expenses
      Interest on mortgage                                                            552,920


Depreciation and amortization
      Depreciation                                                                    312,435
      Amortization                                                                     17,710

                                                                                                          330,145

           Total expenses                                                           1,354,921

                Net loss                                                                                  $[48,997]

See auditors' report

                                        SHANNON CRESTE APARTMENTS, L.P.

                                             FINANCIAL STATEMENTS
                                               DECEMBER 31, 1997

                                       SHANNON CRESTE APARTMENTS, L.P.



                                             TABLE OF CONTENTS


                                                                      PAGE

Independent auditors' report                                           1

Financial statements:

     Balance sheet                                                     2
     Statement of changes in partners' equity [deficit]                3

     Statement of operations                                           4

     Statement of cash flows                                           5 - 6

     Notes to financial statements                                     7 - 10

Supplemental information                                               11 - 12

[letterhead]
                                       INDEPENDENT AUDITORS' REPORT



To the Partners
Shannon Creste Apartments, L.P.


We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P., [a Georgia Limited Partnership], as of December 31, 1997, and the related statements of changes in partners' equity [deficit], operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1997, and the results of its operations, its changes in partners' equity [deficit], and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.



/s/ Habif, Arogeti &Wayne, P.C.

Atlanta, Georgia
January 30, 1998

                                           SHANNON CRESTE APARTMENTS, L.P.
                                                    BALANCE SHEET
                                                  DECEMBER 31, 1997




                                                       ASSETS

Current assets
     Cash                                                                                          $      19,917
     Rent receivable                                                                                      20,610
     Prepaid insurance                                                                                     5,775
     Prepaid mortgage interest                                                                            18,881
     Due from special limited partner                                                                      7,703
                                                                                                    ------------

         Total current assets                                                                             72,886

Deposits held in trust
     Tenant security deposits                                                                             17,198

Restricted deposits and funded reserves
     Mortgage escrow deposits                                                                             82,094
     Permanent operating reserve                                                                          35,926

                                                                                                         118,020

Rental property and equipment, at cost
     Land                                                                                                594,795
     Office equipment                                                                                      1,607
     Buildings and building improvements                                                               8,708,550
     Furniture and fixtures                                                                              103,514
     Land improvements                                                                                     2,085
                                                                                                    ------------
                                                                                                       9,410,551
     Accumulated depreciation                                                                         [2,421,682]

                                                                                                       6,988,869

Other assets
     Utility deposits                                                                                      2,160
     Deferred financing fees, net of accumulated
         amortization of $111,200                                                                         49,574
     Compliance monitoring fee, net of
         accumulated amortization of $6,532                                                               13,068
                                                                                                     -----------

                                                                                                          64,802

                                                                                                     $ 7,261,775


                                       LIABILITIES AND PARTNERS' EQUITY

Current liabilities
     Accounts payable                                                                              $      36,936
     Accrued expenses                                                                                     40,094
     Accrued management fees                                                                              57,736
     Advances from affiliates                                                                            145,069
     Current portion of note payable                                                                       3,267
                                                                                                    ------------

         Total current liabilities                                                                       283,102




Deposits and prepayment liabilities
     Tenant security deposits                                                                             26,818
     Rent deferred credits                                                                                22,064

                                                                                                          48,882





Long-term liabilities
     Mortgage note payable, net of current portion                                                     6,159,547
     Note payable, net of current portion                                                                  3,266

                                                                                                       6,162,813



Partners' equity                                                                                         766,978







                                                                                                     $ 7,261,775

See auditors' report

                                           SHANNON CRESTE APARTMENTS, L.P.
                              STATEMENT OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
                                        FOR THE YEAR ENDED DECEMBER 31, 1997






                                            Managing             Special            Investor
                                            General              Limited            Limited
                                            Partner              Partners           Partners           Total
Beginning partners' equity
         [deficit]                          $ [  490]          $[242,002]          $ 1,330,538    $ 1,088,046


Net loss                                      [3,211]           [  3,211]           [ 314,646]     [ 321,068]
                                            ---------           ---------          -----------      ---------


Ending partners' equity
         [deficit]                          $[3,701]           $[245,213]          $ 1,015,892    $  766,978
                                            ========           ==========          ===========    ==========

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1997





Revenues
     Gross rent potential                                                                          $ 1,483,460
     Less vacancies, concessions and uncollected rent                                                  404,441
                                                                                                    ----------

         Rental revenues less vacancies                                                              1,079,019

     Other rental revenues                                                                              16,315

                                                                                                     1,095,334



Expenses
     Administrative                                                                                    146,390
     Management fees                                                                                    44,023
     Utilities                                                                                         113,995
     Operating and maintenance                                                                         224,466
     Real estate taxes and property insurance                                                          119,862
     Other taxes and insurance                                                                          22,897
     Mortgage interest                                                                                 431,168
     Depreciation and amortization                                                                     339,864
                                                                                                    ----------

                                                                                                     1,442,665

                                                                                                   [   347,331]
Other income
     Income from debt forgiveness                                                                       25,618
     Interest income                                                                                       645

                                                                                                        26,263

         Net loss                                                                                  $[  321,068]


 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 31, 1997



Cash flows from operating activities Revenues:
     Rental receipts                                                                               $ 1,084,297
     Other rental receipts                                                                              16,315
     Interest receipts                                                                                     645
                                                                                                   -----------

                                                                                                     1,101,257

Expenses:
     Administrative                                                                                    225,600
     Utilities                                                                                         113,995
     Operating and maintenance                                                                         224,465
     Real estate taxes, property insurance, and escrow deposits                                        122,724
     Other taxes and insurance                                                                          22,897
     Mortgage interest                                                                                 406,018
                                                                                                   -----------

                                                                                                     1,115,699

         Net cash used by operating activities                                                     [    14,442]

Cash flows from investing activities
     Release from permanent operating reserve                                                          301,427
     Acquisition of property                                                                       [   405,916]

         Net cash used by investing activities                                                     [   104,489]

Cash flows from financing activities
     Principal payment on note payable                                                             [     3,267]
     Advances from affiliates                                                                          129,624

         Net cash provided by financing activities                                                     126,357
                                                                                                   -----------


              Net increase in cash                                                                       7,426


Cash, beginning of year                                                                                 12,491


              Cash, end of year                                                                    $    19,917
                                                                                                   ===========

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                         STATEMENT OF CASH FLOWS [CONTINUED]
                                        FOR THE YEAR ENDED DECEMBER 31, 1997

                                         Increase [Decrease] in Cash



Reconciliation of net loss to net cash used by operating activities:
         Net loss                                                                   $[321,068]
                                                                                      -------
         Adjustments to reconcile net loss to net
              cash used by operating activities:
                  Amortization                                                                            17,710
                  Depreciation                                                                           322,154
                  Income from debt forgiveness                                                         [  25,618]
                  Change in assets and liabilities
                      Increase in rent receivable                                                      [   5,917]
                      Increase in tenant security deposits                                             [  12,001]
                      Decrease in prepaid insurance                                                        4,225
                      Decrease in prepaid mortgage interest                                               25,150
                      Decrease in mortgage escrow deposits                                                 4,914
                      Decrease in accounts payable                                                      [101,021]
                      Increase in accrued expenses                                                        21,812
                      Increase in accrued management fees                                                 44,023
                      Increase in rent deferred credits                                                   11,195
                                                                                                        --------

                           Total adjustments                                                             306,626

                               Net cash used by operating activities                                   $ [ 14,442]
                                                                                                        ========


 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1997


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The Partnership was organized as a limited partnership under the laws of the state of Georgia on June 30, 1989. The Partnership was formed to develop, construct, own, maintain, and operate a rental housing Project of 200 units located in Union City, Georgia. The Project is currently operating under the name of Shannon Creste Apartments.

      The following significant accounting policies have been followed in the preparation of the financial statements:

      a.    Basis of Accounting:

            The financial statements of the Partnership are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

      b.    Rent Receivables:

            Management considers rent receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. Uncollectible rent receivables are charged to operations upon management's determination that collection of the receivable is unlikely.

      c.    Depreciation and Capitalization:

            Rental property and equipment have been recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of 28 years for real property and five years for personal property primarily by use of the straight-line method for financial reporting. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

      d.    Amortization:

            Deferred financing fees consist of fees incurred to obtain the permanent mortgage and are amortized over the ten-year term of the note using the straight-line method. Compliance monitoring fees consist of a fee paid to the Georgia Department of Community Affairs to oversee compliance by the Project with the requirements of the low-income housing tax credit program and are amortized over the remaining 12-year term of the tax credit compliance period.

      e.    Rental Income:

            Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are short-term operating leases.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1997


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [Continued]

      f.    Cash Equivalents:

            For purposes of the statement of cash flows, all highly liquid debt instruments purchased with initial maturities of three months or less are considered to be cash equivalents.

      g.    Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

      h.    Income Taxes:

            Income or loss of the Partnership is allocated 1% to the general partner, 1% to the special limited partners and 98% to the investor limited partner. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

            The adjustment of book basis loss to tax basis loss for the year ended December 31, 1997 is summarized as follows:

                  Net loss as shown on financial statements                                            $[321,067]
                  Items decreasing loss
                     Depreciation difference on real property                                             15,972

                  Net loss as shown by the tax return                                                  $[305,095]
                                                                                                         =======

B.    PERMANENT OPERATING RESERVE:

      Pursuant to its operating deficit agreement, the Partnership deposited $350,000 into a permanent operating reserve fund on December 19, 1995. The funds are to be held in escrow on behalf of the investor limited partner who holds a first security interest. The operating deficit agreement restricts the release of these funds and requires specific authorization of the investor limited partner prior to any release of funds from the reserve. The activity in the reserve fund for the year ended December 31, 1997 is as follows:

            Balance, January 1, 1997                                                                   $ 337,353
            Less:    Transfer to special reserve                                                        [301,427]

            Balance, December 31, 1997                                                                 $  35,926
                                                                                                        ========


                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1997



C.    MORTGAGE NOTE PAYABLE:

      The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division, and bears interest at the rate of 10.375% per annum. Principal and interest are payable by the Partnership in monthly installments of $57,946 based on an amortization period of 30 years.

      Effective October 1, 1997, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1997 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999, interest at the rate of seven percent (7%) per annum shall be due and payable. On April 1, 1999 the interest shall be adjusted and increased to the rate of nine and three-quarters percent (9.75%) per annum. Commencing on May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance, together with all accrued but unpaid interest, shall be due and payable on February 1, 2001.

      The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

      The aggregate of the mortgage note payable is as follows:

                  Due Date                              Amount

                  Current
                  1998                                                                           $           -0-

                  Long-Term
                  1999                                                           $     20,612
                  2000                                                                 38,171
                  2001                                                              6,100,764
                                                                                    ---------

                                                                                                       6,159,547

                                                                                                      $6,159,547

D.    NOTE PAYABLE:

      The note payable in the original amount of $19,600 is payable to the Georgia Department of Community Affairs for payment of the compliance monitoring fees charged by the authority. The note bears no interest and is payable in annual installments of $3,267 until April 15, 1999.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1997



D.    NOTE PAYABLE:  [Continued]

      The note payable matures as follows:

                Due Dates                                                              Amount

                  Current
                  1998                                                                 $3,267

                Long-term _
                  1999                                                                  3,266
                                                                                        -----

                                                                                       $6,533

E.    LOW INCOME HOUSING TAX CREDITS:

      The Partnership applied for and received an allocation of low-income housing tax credits for the Project of $7,363,460 from the Georgia Department of Community Affairs to be claimed over a ten-year period beginning upon initial rent-up of the units with eligible tenants. The Partnership has received the annual allocation of $736,345 pursuant to Internal Revenue Code Section 42[a]. The annual credit amount is contingent upon the Project maintaining a qualified basis of $7,995,005 and complying with certain requirements regarding tenant eligibility, rent charges and operating methods. The Partnership has claimed cumulative credits of $5,784,397 as of December 31, 1997.

      The partnership agreement has special provisions that will apply, should the Project fail to qualify for all or a portion of the credit allocation or fail to comply with eligibility requirements during the compliance period of 15 years.

F.    RELATED PARTY TRANSACTIONS:

      The Partnership contracted with Boston Financial Property Management, an affiliate of the general partner, to provide property management service for a monthly fee of four percent (4%) of gross rental receipts. The Partnership incurred $44,023 for these services in 1997. Included in accrued expenses at December 31, 1997 is $57,736 of unpaid management fees due to Boston Financial Property Management.

                                           SUPPLEMENTAL INFORMATION

                                       SHANNON CRESTE APARTMENTS, L.P.
                                              SUPPLEMENTAL INFORMATION
                                            SCHEDULE OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1997


Gross rent potential                                                              $ 1,483,460
--------------------

Vacancies
      Vacancies                                                                       289,692
      Bad debts                                                                        33,615
      Rent concessions                                                                 58,362
      Rent - free units                                                                22,772
                                                                                      -------
                                                                                                          404,441

      Rental revenue less vacancies                                                                     1,079,019

Other rental revenue
      Laundry and vending                                                               1,648
      NSF and late charges                                                              1,442
      Damages and cleaning fees                                                         4,836
      Forfeited security deposits                                                       3,211
      Other revenue                                                                     5,178
                                                                                                           16,315
Other income
      Income from debt forgiveness                                                     25,618
      Interest income                                                                     645
                                                                                                           26,263

           Total revenue                                                            1,121,597

Administrative
      Advertising                                                                      22,530
      Other renting expenses                                                            8,792
      Office salaries                                                                  32,532
      Office supplies                                                                   5,596
      Management fee                                                                   44,023
      Manager salaries                                                                 43,251
      Legal expense                                                                    12,158
      Auditing expense                                                                 13,934
      Telephone                                                                         7,597

                                                                                                          190,413

Utilities
      Electricity                                                                      25,315
      Water and sewer                                                                  88,680
                                                                                      -------

                                                                                                          113,995

See auditors' report

                                       SHANNON CRESTE APARTMENTS, L.P.
                                     SUPPLEMENTAL INFORMATION [CONTINUED]
                                      SCHEDULE OF OPERATIONS [CONTINUED]
                                     FOR THE YEAR ENDED DECEMBER 31, 1997



Operating and maintenance
      Exterminating                                                                     4,230
      Garbage and trash removal                                                         9,664
      Grounds payroll                                                                  13,061
      Grounds supplies                                                                  7,357
      Grounds contract                                                                 19,870
      Repairs payroll                                                                  39,588
      Repairs material                                                                 57,587
      Repairs contract                                                                 70,690
      Miscellaneous                                                                     2,419

                                                                                                         224,466

Taxes and insurance
      Real estate taxes                                                               102,403
      Payroll taxes                                                                    12,274
      Property and liability insurance                                                 20,329
      Worker's compensation                                                             2,229
      Group health insurance                                                            5,524
                                                                                    ---------

                                                                                                         142,759

Financial expenses
      Interest on mortgage                                                            431,168


Depreciation and amortization
      Depreciation                                                                    322,154
      Amortization                                                                     17,710

                                                                                                         339,864

           Total expenses                                                           1,442,665

                Net loss                                                                                 $[321,068]

See auditors' report

                                       SHANNON CRESTE APARTMENTS, L.P.


                                             FINANCIAL STATEMENTS
                                              DECEMBER 31, 1998

                                       SHANNON CRESTE APARTMENTS, L.P.





                                             TABLE OF CONTENTS


                                                                     PAGE

Independent auditors' report                                          1



Financial statements:



     Balance sheet                                                     2



     Statement of changes in partners' equity [deficit]                3



     Statement of operations                                           4



     Statement of cash flows                                           5 - 6



     Notes to financial statements                                     7 - 10



Supplemental information                                               11 - 12

[letterhead]
                                       INDEPENDENT AUDITORS' REPORT



To the Partners
Shannon Creste Apartments, L.P.


We have audited the accompanying balance sheet of SHANNON CRESTE APARTMENTS, L.P. [a Georgia limited partnership], as of December 31, 1998, and the related statements of changes in partners' equity [deficit], operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHANNON CRESTE APARTMENTS, L.P. as of December 31, 1998, and the results of its operations, its changes in partners' equity [deficit], and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements.



/s/ Habif, Arogeti & Waynne, P.C.

Atlanta, Georgia
January 29, 1999

                                           SHANNON CRESTE APARTMENTS, L.P.
                                                    BALANCE SHEET
                                                  DECEMBER 31, 1998




                                                       ASSETS

Current assets
     Cash                                                                                          $      25,265
     Rent receivable                                                                                       8,636
     Prepaid insurance                                                                                     6,469
     Due from special limited partner                                                                      7,703
                                                                                                    ------------

         Total current assets                                                                             48,073

Deposits held in trust
     Tenant security deposits                                                                             37,429

Restricted deposits and funded reserves
     Mortgage escrow deposits                                                                             51,945
     Permanent operating reserve                                                                          38,229

                                                                                                          90,174

Rental property and equipment, at cost
     Land                                                                                                594,795
     Buildings and building improvements                                                               8,844,677
     Office equipment                                                                                      5,024
     Furniture and fixtures                                                                              135,293
     Land improvements                                                                                    11,633
                                                                                                     -----------
                                                                                                       9,591,422
     Accumulated depreciation                                                                         [2,759,402]

                                                                                                       6,832,020

Other assets
     Utility deposits                                                                                      2,160
     Permanent loan costs, net of accumulated
         amortization of $127,604                                                                         33,170
     Compliance monitoring fee, net of
         accumulated amortization of $8,165                                                               11,435
                                                                                                     -----------

                                                                                                          46,765

                                                                                                     $ 7,054,461


 See auditors' report and accompanying notes



                                       LIABILITIES AND PARTNERS' EQUITY

Current liabilities
     Accounts payable                                                                             $       74,830
     Accrued expenses                                                                                     22,215
     Accrued mortgage interest                                                                            35,931
     Accrued management fees                                                                              54,820
     Advances from affiliates                                                                            145,069
     Current portion of mortgage note payable                                                             20,612
     Current portion of note payable                                                                       6,533
                                                                                                    ------------

         Total current liabilities                                                                       360,010




Deposits and prepayment liabilities
     Tenant security deposits                                                                             35,798
     Rent received in advance                                                                              3,389

                                                                                                          39,187





Long-term liabilities
     Mortgage note payable, net of current portion                                                     6,138,935
                                                                                                       ---------





Partners' equity                                                                                         516,329





                                                                                                     $ 7,054,461
 See auditors' report and accompanying notes


                                           SHANNON CRESTE APARTMENTS, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' EQUITY [DEFICIT]
                                        FOR THE YEAR ENDED DECEMBER 31, 1998






                                          Managing           Special                     Investor
                                          General            Limited                     Limited
                                          Partner             Partners                   Partner            Total
Beginning partners' equity
         [deficit]                        $[3,701]          $[245,213]             $ 1,015,892           $ 766,978




Net loss                                   [2,506]            [ 2,506]              [ 245,637]           [250,649]
                                          --------          ----------              ----------           ---------


Ending partners' equity
         [deficit]                        $[6,207]          $[247,719]             $  770,255            $  516,329
                                          ========          =========              ==========            ==========


 See auditors' report and accompanying notes



                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1998





Revenues
     Gross rent potential                                                                          $ 1,514,382
     Less vacancies, concessions and uncollected rent                                                  252,789
                                                                                                    ----------

                                                                                                     1,261,593

     Other rental revenues                                                                              24,618

                                                                                                     1,286,211



Expenses
     Administrative                                                                                    153,001
     Management fees                                                                                    51,138
     Utilities                                                                                         129,712
     Operating and maintenance                                                                         272,152
     Real estate taxes and property insurance                                                          118,184
     Other taxes and insurance                                                                          29,979
     Mortgage interest                                                                                 431,168
     Depreciation and amortization                                                                     355,757
                                                                                                    ----------

                                                                                                     1,541,091

                                                                                                   [   254,880]
Other income
     Interest income                                                                                     4,231



         Net loss                                                                                  $[  250,649]

 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                               STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 31, 1998






Cash flows from operating activities
Revenues
     Rental receipts                                                                               $ 1,254,892
     Other rental receipts                                                                              24,618
     Interest receipts                                                                                   4,231
                                                                                                  ------------

                                                                                                     1,283,741

Expenses
     Administrative                                                                                    204,004
     Utilities                                                                                         125,698
     Operating and maintenance                                                                         260,819
     Real estate taxes, property insurance, and escrow deposits                                         99,980
     Other taxes and insurance                                                                          28,362
     Mortgage interest                                                                                 395,237
                                                                                                    ----------

                                                                                                     1,114,100

         Net cash provided by operating activities                                                     169,641
                                                                                                    ----------

Cash flows from investing activities
     Permanent operating reserve                                                                        16,578
     Acquisition of property                                                                       [   180,871]

         Net cash used by investing activities                                                     [   164,293]



              Net increase in cash                                                                       5,348


Cash, beginning of year                                                                                 19,917


              Cash, end of year                                                                   $     25,265
                                                                                                   ===========
 See auditors' report and accompanying notes

                                           SHANNON CRESTE APARTMENTS, L.P.
                                         STATEMENT OF CASH FLOWS [CONTINUED]
                                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                         Increase [Decrease] in Cash




Reconciliation of net loss to net cash provided by operating activities:
         Net loss                                                                   $[250,649]
                                                                                      -------
         Adjustments to reconcile net loss to net
              cash provided by operating activities:
                  Amortization                                                                            18,037
                  Depreciation                                                                           337,720
                  Changes in assets and liabilities
                      Rent receivable                                                                     11,974
                      Tenant security deposits                                                         [  11,251]
                      Prepaid insurance                                                                [     694]
                      Mortgage escrow deposits                                                            30,149
                      Accounts payable                                                                    37,894
                      Accrued mortgage interest                                                           35,931
                      Accrued expenses                                                                 [  17,879]
                      Accrued management fees                                                          [   2,916]
                      Rent received in advance                                                         [  18,675]
                                                                                                        --------

                           Total adjustments                                                             420,290

                               Net cash provided by operating activities                               $ 169,641
                                                                                                         =======

 See auditors' report and accompanying notes


                                           SHANNON CRESTE APARTMENTS, L.P.
                                            NOTES TO FINANCIAL STATEMENTS
                                                  DECEMBER 31, 1998


A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The Partnership was organized as a limited partnership under the laws of the state of Georgia on June 30, 1989. The Partnership was formed to develop, construct, own, maintain, and operate a rental housing project of 200 units located in Union City, Georgia. The Project is currently operating under the name of Shannon Creste Apartments.

      The following significant accounting policies have been followed in the preparation of the financial statements:

      a.    Basis of Accounting:

            The financial statements of the Partnership are prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

           b.      Rent Receivables:

            Management considers rent receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. Uncollectible rent receivables are charged to operations upon management's determination that collection of the receivable is unlikely.

      c.    Depreciation and Capitalization:

            Rental property and equipment have been recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of 28 years for real property and five years for personal property primarily by use of the straight-line method for financial reporting. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.

      d.    Amortization:

            Deferred financing fees consist of fees incurred to obtain the permanent mortgage and are amortized over the ten-year term of the note using the straight-line method. Compliance monitoring fees consist of a fee paid to the Georgia Department of Community Affairs to oversee compliance by the Project with the requirements of the low-income housing tax credit program and are amortized over the remaining 12-year term of the tax credit compliance period.

      e.    Rental Income:

            Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are short-term operating leases.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1998




A.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [Continued]

      f.    Cash Equivalents:

            For purposes of the statement of cash flows, all highly liquid debt instruments purchased with initial maturities of three months or less are considered to be cash equivalents.

      g.    Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

      h.    Income Taxes:

            Income or loss of the Partnership is allocated 1% to the general partner, 1% to the special limited partners and 98% to the investor limited partner. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. The Partnership uses the accrual method of accounting and no significant differences existed between book basis and income tax basis for the year ended December 31, 1998.


B.    PERMANENT OPERATING RESERVE:

      Pursuant to its operating deficit agreement, the Partnership deposited $350,000 into a permanent operating reserve fund on December 19, 1995. The funds are to be held in escrow on behalf of the investor limited partner who holds a first security interest. The operating deficit agreement restricts the release of these funds and requires specific authorization of the investor limited partner prior to any release of funds from the reserve.

C.    MORTGAGE NOTE PAYABLE:

      The mortgage note payable in the original amount of $6,400,000 is collateralized by a deed of trust on the rental property. The note is payable to Citicorp, Mortgage Division, and bears interest at the rate of 10.375% per annum. Principal and interest are payable by the Partnership in monthly installments of $57,946 based on an amortization period of 30 years.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1998




C.    MORTGAGE NOTE PAYABLE: [CONTINUED]

      Effective October 1, 1998, the mortgage note payable with Citicorp was modified. Commencing on November 1, 1998 and continuing on the first day of each and every month thereafter, up to and including April 1, 1999, interest at the rate of seven percent (7%) per annum shall be due and payable. On April 1, 1999, the interest shall be adjusted and increased to the rate of 9.75% per annum. Commencing on May 1, 1999 and continuing on the first day of each and every month thereafter, up to and including February 1, 2001, principal and interest, at the adjusted interest rate, shall be due and payable in equal, consecutive monthly installments of $52,920. The entire remaining outstanding principal balance, together with all accrued but unpaid interest, shall be due and payable on February 1, 2001.

      The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

      The aggregate of the mortgage note payable is as follows:

                  Due Date                                                                Amount

                  Current
                  1999                                                                              $     20,612

                  Long-Term
                  2000                                                           $     38,171
                  2001                                                              6,100,764
                                                                                    ---------

                                                                                                       6,138,935

                                                                                                      $6,159,547

D.    NOTE PAYABLE:

      The note payable in the original amount of $19,600 is payable to the Georgia Department of Community Affairs for payment of the compliance monitoring fees charged by the authority. The note bears no interest and is payable in annual installments of $3,267 until April 15, 1999.

                                           SHANNON CRESTE APARTMENTS, L.P.
                                      NOTES TO FINANCIAL STATEMENTS [CONTINUED]
                                                  DECEMBER 31, 1998




D.    NOTE PAYABLE:  [Continued]

      The note payable matures as follows:

                                                                  Amount

              December 31,
                  1999                                           $6,533
                                                                 ======

E.    LOW INCOME HOUSING TAX CREDITS:

      The Partnership applied for and received an allocation of low-income housing tax credits for the Project from the Georgia Department of Community Affairs to be claimed over a ten-year period beginning upon initial rent-up of the units with eligible tenants. The Partnership has received the annual allocation pursuant to Internal Revenue Code Section 42[a]. The annual credit amount is contingent upon the Project maintaining a qualified basis and complying with certain requirements regarding tenant eligibility, rent charges and operating methods.

      The partnership agreement has special provisions that will apply should the Project fail to qualify for all or a portion of the credit allocation, or fail to comply with eligibility requirements during the compliance period of 15 years.

F.    RELATED PARTY TRANSACTIONS:

      The Partnership contracted with Boston Financial Property Management, an affiliate of the general partner, to provide property management service for a monthly fee of four percent (4%) of gross rental receipts. The Partnership incurred $51,138 for these services in 1998. Included in accrued expenses at December 31, 1998 is $54,820 of unpaid management fees due to Boston Financial Property Management.

G.    COMMITMENTS AND CONTINGENCIES:

      The general partner has assessed the Partnership's exposure to date-sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be Year 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

                                           SUPPLEMENTAL INFORMATION

                                       SHANNON CRESTE APARTMENTS, L.P.
                                              SUPPLEMENTAL INFORMATION
                                            SCHEDULE OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1998



Gross rent potential                                                              $ 1,514,382

Vacancies, concessions, and uncollected rent
      Vacancies                                                                       115,309
      Bad debts                                                                        48,593
      Rent concessions                                                                 52,121
      Rent - free units                                                                36,766
                                                                                     --------
                                                                                                          252,789

      Rental revenue less vacancies                                                                     1,261,593

Other rental revenue
      Laundry and vending                                                               1,133
      NSF and late charges                                                             13,048
      Damages and cleaning fees                                                         2,464
      Forfeited security deposits                                                         733
      Other revenue                                                                     7,240
                                                                                                           24,618
Other income
      Interest income                                                                   4,231

           Total revenue                                                            1,290,442

Administrative
      Advertising                                                                      21,029
      Other renting expenses                                                           15,767
      Office salaries                                                                  21,826
      Office supplies                                                                   8,500
      Management fee                                                                   51,138
      Manager salaries                                                                 51,424
      Legal expense                                                                    11,756
      Auditing expense                                                                  6,500
      Telephone                                                                        16,199

                                                                                                          204,139

Utilities
      Electricity                                                                      39,452
      Water and sewer                                                                  90,260
                                                                                     --------

                                                                                                          129,712


See auditors' report

                                       SHANNON CRESTE APARTMENTS, L.P.
                                     SUPPLEMENTAL INFORMATION [CONTINUED]
                                      SCHEDULE OF OPERATIONS [CONTINUED]
                                     FOR THE YEAR ENDED DECEMBER 31, 1998




Operating and maintenance
      Exterminating                                                                     5,327
      Garbage and trash removal                                                         5,548
      Grounds - payroll                                                                48,804
      Grounds - supplies                                                                1,341
      Grounds - contract                                                               22,948
      Repairs - payroll                                                                61,535
      Repairs - material                                                               76,918
      Repairs - contract                                                               48,180
      Miscellaneous                                                                     1,551

                                                                                                          272,152

Taxes and insurance
      Real estate taxes                                                                97,519
      Payroll taxes                                                                    16,828
      Property and liability insurance                                                 23,151
      Workers' compensation                                                             1,493
      Group health insurance                                                            9,172
                                                                                    ---------

                                                                                                          148,163

Financial expenses
      Interest on mortgage                                                            431,168


Depreciation and amortization
      Depreciation                                                                    337,720
      Amortization                                                                     18,037

                                                                                                          355,757

           Total expenses                                                           1,541,091

                Net loss
See auditors' report