Form 10QSB
period 1999-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1999-08-11
CIK 830997

August      , 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:   Boston Financial Qualified Housing Tax Credits L.P. II
      Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999
      File Number. 0-17777


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

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                                  -------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


For Quarter Ended      June 30, 1999        Commission file number     0-17777
                  ------------------                                 ----------

 Boston Financial Qualified Housing Tax Credits L.P. II
   (Exact name of registrant as specified in its charter)


            Delaware                                            04-3002607
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)







                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Combined Balance Sheet - June 30, 1999 (Unaudited)                                   1

         Combined Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 1999 and 1998                                                2

          Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           1999                                                                               3

         Combined Statements of Cash Flows (Unaudited) -
           For the Three Months Ended June 30, 1999 and 1998                                  4

         Notes to Combined Financial Statements (Unaudited)                                   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      243,821
Marketable securities, at fair value                                                           2,070,217
Accounts receivable                                                                               38,942
Tenant security deposits                                                                          73,356
Investments in Local Limited Partnerships (Note 1)                                             1,000,819
Rental property at cost, net of
   accumulated depreciation                                                                   12,218,505
Mortgage escrow deposits                                                                         136,447
Operating reserves                                                                                38,229
Replacement reserves                                                                             187,027
Deferred fee (net of accumulated amortization
   of $162,578)                                                                                    44,433
Other assets                                                                                      29,926
     Total Assets                                                                         $   16,081,722
                                                                                          ==============

 Liabilities and Partners' Equity

Mortgage notes payable                                                                    $   11,451,642
Accounts payable to affiliates                                                                    39,974
Accounts payable and accrued expenses                                                            346,069
Accrued interest payable                                                                          77,600
Security deposits payable                                                                         63,316
                                                                                          --------------
     Total Liabilities                                                                        11,978,601

Minority interests in Local Limited Partnerships                                                (170,719)
                                                                                          --------------

Commitments

General, Initial and Investor Limited Partners' Equity                                         4,279,476
Net unrealized losses on marketable securities                                                    (5,636)
     Total Partners' Equity                                                                    4,273,840
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   16,081,722
                                                                                          ==============
The  accompanying  notes are an integral part of these  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998


                                                                                    1999              1998
                                                                                -------------    -------------
Revenue:
   Rental                                                                       $     551,070    $     522,409
   Investment                                                                          30,342           31,990
   Other                                                                               16,936           17,606
     Total Revenue                                                                    598,348          572,005
                                                                                -------------    -------------

Expenses:
   Asset management fees, related party                                                65,564           68,040
   General and administrative (includes reimbursements
     to an affiliate of $26,320 and $23,459, respectively)                             50,415           51,829
   Bad debt expense (recovery)                                                        (19,654)           3,788
   Rental operations, exclusive of depreciation                                       170,271          295,478
   Property management fees, related party                                             24,209           22,227
   Interest                                                                           214,589          221,597
   Depreciation                                                                       139,465          137,846
   Amortization                                                                       270,150           34,300
                                                                                -------------    -------------
     Total Expenses                                                                   915,009          835,105
                                                                                -------------    -------------

Loss before minority interests in losses of Local Limited
   Partnerships and equity in losses of
   Local Limited Partnerships                                                        (316,661)        (263,100)

Minority interests in losses of
   Local Limited Partnerships                                                           2,346            2,068

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (412,611)        (618,682)
                                                                                -------------    -------------

Net Loss                                                                        $    (726,926)   $    (879,714)
                                                                                =============    =============

Net Loss allocated:
   To General Partners                                                          $      (7,269)   $      (8,797)
   To Limited Partners                                                               (719,657)        (870,917)
                                                                                -------------    -------------
                                                                                $    (726,926)   $    (879,714)
                                                                                =============    =============
Net Loss per Limited
   Partnership Unit (60,000 Units)                                              $      (11.99)   $      (14.52)
                                                                                ==============   =============
The  accompanying  notes are an integral part of these  combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1999



                                                                                       Net
                                                  Initial          Investor        Unrealized
                                 General          Limited           Limited           Gains
                                 Partners        Partners          Partners         (Losses)            Total

Balance at March 31, 1999     $   (477,253)    $       5,000    $   5,478,655     $      10,438    $  5,016,840
                              ------------     -------------    -------------     -------------    ------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable
     securities available for
     sale                                -                 -                -           (16,074)        (16,074)
   Net Loss                         (7,269)                -         (719,657)                -        (726,926)
                              ------------     -------------    -------------     -------------    ------------
Comprehensive Loss                  (7,269)                -         (719,657)          (16,074)       (743,000)
                              ------------     -------------    -------------     -------------    ------------

Balance at June 30, 1999      $   (484,522)    $       5,000    $   4,758,998     $      (5,636)   $  4,273,840
                              ============     =============    =============     =============    ============

The  accompanying  notes are an integral part of these  combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                                       1999             1998
                                                                                  -------------    -----=====---

Net cash provided by (used for) operating activities                              $     (72,923)   $      15,735

Net cash provided by (used for) investing activities                                   (199,734)         277,360

Net cash provided by financing activities                                               196,938           96,000
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    (75,719)         389,095

Cash and cash equivalents, beginning of period                                          319,540          722,737
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     243,821    $   1,111,832
                                                                                  =============    =============

Supplemental disclosure:
   Cash paid for interest                                                         $     399,712    $     173,156
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


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of March 31, 1999 and 1998.

1.   Investments in Local Limited Partnerships

The Partnership has acquired limited partnership interests in thirty-six Local Limited Partnerships (excluding Snapfinger Creste and Grayton Pointe, which have been written off, and the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of investments in Local Limited Partnerships, excluding the Combined Entities is as follows:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                                          $  30,801,675

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $4,098,772)                                                                           (30,005,608)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (2,570,256)

Investments in Local Limited Partnerships
   before adjustment                                                                                (1,774,189)

Excess of investment costs over the underlying net assets acquired:

       Acquisition fees and expenses                                                                 3,917,757

       Accumulated amortization of acquisition
       fees and expenses                                                                            (1,142,749)

Investments in Local Limited Partnerships                                                        $   1,000,819
                                                                                                 =============

The Partnership's share of the net losses of the Local Limited Partnerships, excluding the Combined Entities, for the three months ended June 30, 1999 is $746,120. For the three months ended June 30, 1999, the Partnership has not recognized $333,509 of equity in losses relating to twenty-five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets


                                             Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                        Combined
                                                 L.P. II (A)              (B)      Eliminations         (A)
Assets
Cash and cash equivalents                      $     116,252    $     127,569     $           -    $     243,821
Marketable securities, at fair value               2,070,217                -                 -        2,070,217
Accounts receivable                                1,212,548           38,942        (1,212,548)          38,942
Tenant security deposits                                   -           73,356                 -           73,356
Investments in Local Limited
   Partnerships                                    1,028,494                -           (27,675)       1,000,819
Rental property at cost, net of
   accumulated depreciation                                -       11,614,763           603,742       12,218,505
Mortgage escrow deposits                                   -          136,447                 -          136,447
Operating reserves                                         -           38,229                 -           38,229
Replacement reserves                                       -          187,027                 -          187,027
Deferred fees, net                                         -           44,433                 -           44,433
Other assets                                          27,766            2,160                 -           29,926
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   4,455,277    $  12,262,926     $    (636,481)   $  16,081,722
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,451,642     $           -    $  11,451,642
Accounts payable to affiliates                        31,516            8,458                 -           39,974
Accounts payable and accrued
   expenses                                          149,921          196,148                 -          346,069
Advances from Limited Partner                              -        1,212,548        (1,212,548)               -
Accrued interest payable                                   -           77,600                 -           77,600
Security deposits payable                                  -           63,316                 -           63,316
                                               -------------    -------------     -------------    -------------
     Total Liabilities                               181,437       13,009,712        (1,212,548)      11,978,601
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                            -                -          (170,719)        (170,719)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           4,279,476         (746,786)          746,786        4,279,476
Net unrealized losses on
   marketable securities                              (5,636)               -                 -           (5,636)
                                               -------------    -------------     -------------    --------------
     Total Partners' Equity (Deficiency)           4,273,840         (746,786)          746,786        4,273,840
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   4,455,277    $  12,262,926     $    (636,481)   $  16,081,722
                                               =============    =============     =============    =============

(A) As of June 30, 1999.
(B) As of March 31, 1999.

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

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)              (B)       Eliminations          (A)

Revenue:
   Rental                                      $           -    $     551,070     $           -    $     551,070
   Investment                                         29,829              513                 -           30,342
Other                                                  2,675           14,261                 -           16,936
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    32,504          565,844                 -          598,348
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party               65,564                -                 -           65,564
General and administrative                            50,415                -                 -           50,415
   Bad debt expense                                  (19,654)               -                 -          (19,654)
   Rental operations, exclusive
     of depreciation                                       -          170,271                 -          170,271
Property management fees,
     related party                                         -           24,209                 -           24,209
Interest                                                   -          214,589                 -          214,589
Depreciation                                               -          139,465                 -          139,465
Amortization                                          22,767          247,383                 -          270,150
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  119,092          795,917                 -          915,009
                                               -------------    -------------     -------------    -------------

Loss before  minority  interests  in losses
   of Local  Limited  Partnerships  and
   equity in losses of Local Limited
   Partnerships                                      (86,588)        (230,073)                -         (316,661)

Minority interests in losses of
   Local Limited Partnerships                              -                -             2,346            2,346

Equity in losses of Local
   Limited Partnerships                             (640,338)               -           227,727         (412,611)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (726,926)   $    (230,073)    $     230,073    $    (726,926)
                                               =============    =============     =============    =============


(A) For the three  months ended June 30,  1999.
(B) For the three months ended March 31, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)            (B)         Eliminations           (A)


Net cash used for operating activities         $     (23,035)   $     (49,888)    $           -    $     (72,923)

Net cash used for investing activities              (134,209)         (65,525)                -         (199,734)

Net cash provided by financing activities                  -          196,938                 -          196,938
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                      (157,244)          81,525                 -          (75,719)


Cash and cash equivalents, beginning                 273,496           46,044                 -          319,540
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     116,252    $     127,569     $           -    $     243,821
                                               =============    =============     =============    =============


(A) For the three  months  ended June 30,  1999.
(B) For the three months ended March 31, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At June 30, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $243,821 as compared to $319,540 at March 31, 1999. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, cash used for operating activities and disbursements from replacement reserves. These decreases are partially offset by proceeds from a restructuring of the mortgage for one of the Combined Entities.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $71,000 have been paid from Reserves. The Partnership also advanced approximately $1,219,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. At June 30, 1999, approximately $1,668,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At June 30, 1999, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 resulted is a net loss of $726,926 as compared to a net loss of $879,714 for the same period in 1998. The decrease in net loss is primarily due to fewer losses being recognized in 1999 because more Local Limited Partnerships have cumulative equity in losses in excess of their total investments as compared to the previous year. In addition, the decrease in net loss is also due to a decrease in operating expenses due to certain miscellaneous one-time adjustments 1999. This decrease to net loss in partially offset by an increase to amortization expense for one of the combined entities. This increase in amortization is related to the amortization of the original financing costs associated with one of the Combined Entity's refinanced mortgage.

Property Discussions

Most of the 38 properties have stable operations and are operating at breakeven or are generating operating cash flow. Some of the properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments form operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

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

Shannon Creste located in Union City, Georgia, has experienced operating difficulties due to occupancy, security and capital improvement needs. The Managing General Partner is working with the management agent to develop a plan to address these issues. Occupancy as of March 31, 1999 was 95%.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes that all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Development (continued)

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, ,Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August     , 1999              BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


                                       By:    Arch Street, Inc.,
                                       its Managing General Partner


                                       /s/Randolph G. Hawthorne
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer