Form 10QSB
period 1999-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 1999-11-12
CIK 830997

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-QSB for Quarter Ended September 30, 1999 File Number 0-17777



Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.



Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller



QH2-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September  30, 1999
                                    ----------------------------------


                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to



For Quarter Ended       September 30, 1999      Commission file number 0-17777
                      -----------------------                         --------

                   Boston Financial Qualified Housing Tax Credits L.P.II
                  (Exact name of registrant as specified in its charter)


                   Delaware                              04-3002607
      (State or other jurisdiction of                   (IRS Employer
       Incorporation or organization)                   Identification No.)


   101 Arch Street, Boston, Massachusetts                     02110-1106
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911

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
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Combined Balance Sheet - September 30, 1999 (Unaudited)                              1

         Combined Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 1999 and 1998                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 1999                           3

         Combined Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 1999 and 1998                                4

         Notes to Combined Financial Statements (Unaudited)                                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                     13

SIGNATURE                                                                                     14

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                             COMBINED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                    $       256,437
Marketable securities, at fair value                                                               1,841,844
Account receivable                                                                                    48,610
Tenant security deposits                                                                              75,250
Investments in Local Limited Partnerships (Note 1)                                                   945,156
Rental property at cost, net of
   accumulated depreciation                                                                       12,099,792
Mortgage escrow deposits                                                                             114,338
Replacement reserves                                                                                 193,660
Deferred fees, net of accumulated amortization
   of $167,049                                                                                        39,962
Other assets                                                                                          57,211
     Total Assets                                                                            $    15,672,260
                                                                                             ===============

Liabilities and Partners' Equity

Mortgage notes payable                                                                       $    11,438,389
Accounts payable to affiliates                                                                        28,063
Accounts payable and accrued expenses                                                                216,039
Accrued interest payable                                                                             118,932
Security deposits payable                                                                             64,467
                                                                                             ---------------
     Total Liabilities                                                                            11,865,890

Minority interests in Local Limited Partnerships                                                    (173,074)
                                                                                             ---------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                             3,992,658
Net unrealized losses on marketable securities                                                       (13,214)
     Total Partners' Equity                                                                        3,979,444
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $    15,672,260
                                                                                             ===============
The accompanying notes are an integral part of these combined financial statements


         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three and Six Months Ended September 30, 1999 and 1998


                                                   Three Months Ended                    Six Months Ended
                                             September 30,     September 30,      September 30,      September 30,
                                                 1999              1998               1999              1998
                                            --------------    -------------       -------------    ------------
Revenue:
   Rental                                   $      545,773    $     531,976       $   1,096,843    $   1,054,385
   Investment                                       31,831           43,335              62,173           75,325
   Other                                            17,984          343,789              34,920          361,395
                                            --------------    -------------       -------------    -------------
     Total Revenue                                 595,588          919,100           1,193,936        1,491,105
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  69,102           68,040             134,666          136,080
   General and administrative
     (includes reimbursements
     to an affiliate of $48,112
     and $47,013, respectively)                     14,614           45,808              65,029           97,637
   Bad debt expense                                 19,654                -                   -                -
   Rental operations,
     exclusive of depreciation                     327,359          324,888             497,630          624,154

   Property management fees,
     related party                                  23,731           22,703              47,940           44,930
   Interest                                        238,870          221,456             453,459          443,053

   Depreciation                                    139,465          139,466             278,930          277,312

   Amortization                                     21,303           27,051             291,453           61,351
                                            --------------    -------------       -------------    -------------
     Total Expenses                                854,098          849,412           1,769,107        1,684,517
                                            --------------    -------------       -------------    -------------

Income (Loss) before minority interests in
    losses of Local Limited  Partnerships
    and equity in losses of Local Limited
    Partnerships                                  (258,510)          69,688            (575,171)        (193,412)


Minority interests in losses of
   Local Limited Partnerships (Note 1)               2,355            2,630               4,701            4,698


Equity in losses of Local
   Limited Partnerships                            (30,663)      (1,010,854)           (443,274)      (1,629,536)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (286,818)   $    (938,536)      $  (1,013,744)   $  (1,818,250)
                                            ==============    =============       =============    =============

Net Loss allocated:
   To General Partners                      $       (2,868)   $      (9,385)      $     (10,137)   $     (18,182)

   To Limited Partners                            (283,950)        (929,151)         (1,003,607)      (1,800,068)
                                            --------------    -------------       -------------    -------------
                                            $     (286,818)   $    (938,536)      $  (1,013,744)   $  (1,818,250)
                                            ==============    =============       =============    =============
Net Loss per Limited
    Partnership Unit
    (60,000 Units)                          $       (4.74)    $      (15.48)      $      (16.73)   $       (30.00)
                                            =============     =============       =============    ==============

The accompanying notes are an integral part of these combined financial statements


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999



                                                                                       Net
                                                  Initial          Investor        Unrealized
                                    General       Limited           Limited           Gains
                                    Partners      Partners          Partners        (Losses)           Total

Balance at March 31, 1999        $  (477,253)    $   5,000      $   5,478,655     $      10,438    $  5,016,840
                                 -----------     ---------      -------------     -------------    ------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                    -             -                  -           (23,652)        (23,652)
   Net Loss                          (10,137)            -         (1,003,607)                -      (1,013,744)
                                 -----------     ---------      -------------     -------------    ------------
Comprehensive Loss                   (10,137)            -         (1,003,607)          (23,652)     (1,037,396)
                                 -----------     ---------      -------------     -------------    ------------

Balance at September 30, 1999    $  (487,390)    $   5,000      $   4,475,048     $     (13,214)   $  3,979,444
                                 ===========     =========      =============     =============    ============

The accompanying notes are an integral part of these combined financial statements

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998



                                                                                       1999             1998
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (280,871)   $    (574,035)

Net cash provided by (used for) investing activities                                      4,638          (20,319)

Net cash provided by financing activities                                               213,130           48,916
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                               (63,103)        (545,438)

Cash and cash equivalents, beginning                                                    319,540          722,737
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     256,437    $     177,299
                                                                                  =============    =============

Supplemental Disclosure:
   Cash paid for interest                                                         $     597,250    $     348,541
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of June 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1999, excluding the Combined Entities:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $4,435,265)                                                                (30,035,727)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                    (2,585,069)

Investments in Local Limited Partnerships before adjustment                                           (1,819,121)

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      3,917,758

    Accumulated amortization of acquisition fees and expenses                                         (1,153,481)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $     945,156
                                                                                                   =============

The Partnership's share of losses of the Local Limited Partnerships, excluding the Combined Entities, for the six months ended September 30, 1999 totaled $1,112,732. For the six months ended September 30, 1999, the Partnership has not recognized $670,002 of equity in losses relating to twenty-five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

3.   Commitments

At September 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets


                                             Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                          Combined
                                                 L.P. II (A)          (B)          Eliminations           (A)
Assets
Cash and cash equivalents                      $     106,509    $     149,928     $           -    $     256,437
Marketable securities, at fair value               1,841,844                -                 -        1,841,844
Accounts receivable                                        -           48,610                 -           48,610
Tenant security deposits                                   -           75,250                 -           75,250
Investments in Local Limited
   Partnerships                                      810,680                -           134,476          945,156

Rental property at cost, net of
   accumulated depreciation                                -       11,487,882           611,910       12,099,792
Mortgage escrow deposits                                   -          114,338                 -          114,338
Replacement reserves                                       -          193,660                 -          193,660
Deferred fees, net                                         -           39,962                 -           39,962
Other assets                                          24,186           33,025                 -           57,211
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   2,783,219    $  12,142,655     $     746,386    $  15,672,260
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,438,389     $           -    $ 11,438,389
Accounts payable to affiliates                        16,420           11,643                 -           28,063

Accounts payable and accrued
   expenses                                            7,239          208,800                 -          216,039
Advances from Limited Partner                              -        1,219,884        (1,219,884)               -
Accrued interest payable                                   -          118,932                 -          118,932
Security deposits payable                                  -           64,467                 -           64,467
                                               -------------    -------------     -------------    -------------

     Total Liabilities                                23,659       13,062,115        (1,219,884)      11,865,890
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                            -                -          (173,074)        (173,074)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                        2,772,774         (919,460)        2,139,344        3,992,658
Net unrealized gains on
   marketable securities                             (13,214)              -                  -          (13,214)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                        2,759,560         (919,460)        2,139,344        3,979,444
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   2,783,219    $  12,142,655     $     746,386    $  15,672,260
                                               =============    =============     =============    =============

(A) As of September 30, 1999.
(B) As of June 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1999


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits        Entities                           Combined
                                                 L.P. II (A)           (B)           Eliminations        (A)

Revenue:
   Rental                                      $          -     $   1,096,843     $           -    $   1,096,843
   Investment                                         60,801            1,372                 -           62,173
   Other                                               6,069           28,851                 -           34,920
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    66,870        1,127,066                 -        1,193,936
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              134,666                -                 -          134,666
   General and administrative                         91,445                -           (26,416)          65,029
   Bad debt expense                                1,193,468                -        (1,193,468)               -
   Rental operations, exclusive
     of depreciation                                       -          497,630                 -          497,630
   Property management fees,
     related party                                         -           47,940                 -           47,940
   Interest                                                -          453,459                 -          453,459
   Depreciation                                            -          278,930                 -          278,930

   Amortization                                       39,599          251,854                 -          291,453
                                               -------------    --------------    -------------    -------------
     Total Expenses                                1,459,178        1,529,813        (1,219,884)       1,769,107
                                               -------------    -------------     -------------    -------------

Income (Loss) before minority interests in
    losses of Local Limited Partnerships and
   equity in losses of Local Limited
   Partnerships                                   (1,392,308)        (402,747)        1,219,884         (575,171)

Minority interests in losses of
   Local Limited Partnerships                              -                -             4,701            4,701

Equity in losses of Local
   Limited Partnerships                             (841,320)               -           398,046         (443,274)
                                               -------------    -------------     --------------   -------------

Net Loss                                       $  (2,233,628)   $    (402,747)    $   1,622,631    $  (1,013,744)
                                               =============    =============     =============    =============

(A) For the six months ended September  30, 1999.
(B) For the six months ended June 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing      Combined
                                                 Tax Credits         Entities                          Combined
                                                 L.P. II (A)            (B)           Eliminations       (A)


Net cash used for operating activities         $    (256,367)   $     (24,504)    $          -     $    (280,871)
                                               -------------    -------------     -------------    -------------

Net cash provided by investing activities             89,380          (84,742)                -            4,638
                                               -------------    -------------     -------------    -------------

Net cash provided by financing activities                  -          213,130                 -          213,130
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                      (166,987)         103,884                 -          (63,103)

Cash and cash equivalents, beginning                 273,496           46,044                 -          319,540
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     106,509    $     149,928     $           -    $     256,437
                                               =============    =============     =============    =============


(A) For the six months ended September  30, 1999.
(B) For the six months ended June 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $256,437, as compared to $319,540 at March 31, 1999. The decrease is primarily attributable to additions to rental property and cash used for operations. These decreases are partially offset by proceeds from sales of marketable securities in excess of purchases.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $72,000 have been paid from Reserves. The Partnership also advanced approximately $1,220,000 to various Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems such funding appropriate. At September 30, 1999, approximately $1,587,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At September 30, 1999, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the six months ended September 30, 1999 resulted in a net loss of $1,013,744, as compared to a net loss of $1,818,250 for the same period in 1998. The decrease in net loss is primarily due to decreases in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Property Discussions

The majority of the 38 properties have stable operations and are operating at breakeven or are generating operating cash flow. Some of the properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments form operating escrows. In instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

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

Shannon Creste located in Union City, Georgia, has experienced operating difficulties due to occupancy, security and capital improvement needs. The Managing General Partner is working with the management agent to develop a plan to address these issues. Occupancy as of June 30, 1999 was 100%.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia and Willowpeg Lane, located in Rincon, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 1999              BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


                                By:    Arch Street, Inc.,
                                       its Managing General Partner


                                       /s/Randolph G. Hawthorne
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer