Form 10QSB
period 1999-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2000-02-11
CIK 830997

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re:     Boston Financial Qualified Housing Tax Credits L.P. II
        Report on Form 10-QSB for Quarter Ended December 31, 1999
        File No. 0-17777




Gentlemen:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a one copy of subject report.



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

For   the   quarterly   period  ended           December   31, 1999
                                         ---------------------------------


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
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


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
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements


         Combined Balance Sheet - December 31, 1999 (Unaudited)                               1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 1999 and 1998                                             2

         Combined Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 1999                           3

         Combined Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 1999 and 1998                                4

         Notes to Combined Financial Statements (Unaudited)                                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                     12

SIGNATURE                                                                                     13


The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                             COMBINED BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                         $     280,659
Marketable securities, at fair value                                  1,728,025
Accounts receivable                                                      42,125
Tenant security deposits                                                 66,181
Investments in Local Limited Partnerships (Note 1)                      891,205
Rental property at cost, net of accumulated depreciation             11,949,034
Mortgage escrow deposits                                                 74,717
Replacement reserves                                                    205,861
Deferred fees net of accumulated amortization
   of $171,556                                                           37,064
Other assets                                                             47,073
     Total Assets                                                 $  15,321,944
                                                                  =============

Liabilities and Partners' Equity

Mortgage notes payable                                            $  11,421,942
Accounts payable to affiliates                                           35,718
Accounts payable and accrued expenses                                   186,161
Accrued interest payable                                                146,124
Security deposits payable                                                65,730
                                                                  -------------
     Total Liabilities                                               11,855,675

Minority interests in Local Limited Partnerships                      (175,387)
                                                                  -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                3,661,687
Net unrealized losses on marketable securities                          (20,031)
     Total Partners' Equity                                           3,641,656
                                                                  -------------
     Total Liabilities and Partners' Equity                       $  15,321,944
                                                                  =============


The accompanying notes are an integral part of these combined financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 1999              1998               1999              1998
                                            --------------    -------------       -------------    ---------
Revenue:
   Rental                                   $      569,143    $     546,762       $   1,665,986    $   1,601,147
   Investment                                       32,317           37,690              94,490          113,015
   Other                                            18,946          (85,331)             53,866          272,475
                                            --------------    -------------       -------------    -------------
     Total Revenue                                 620,406          499,121           1,814,342        1,986,637
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  69,096           68,040             203,762          204,120
   General and administrative
     (includes reimbursements
     to an affiliate of $74,774
     and $72,329 respectively)                      45,123           65,611             110,152          163,248
   Rental operations,
     exclusive of depreciation                     358,785          322,220             856,415          942,785
   Property management fees,
     related party                                  24,303           23,396              72,243           68,326
   Interest                                        238,522          221,311             691,981          664,364
   Depreciation                                    139,034          139,464             417,964          416,776
   Amortization                                     23,484           30,672             314,937           92,023
                                            --------------    -------------       -------------    -------------
     Total Expenses                                898,347          870,714           2,667,454        2,551,642
                                            --------------    -------------       -------------    -------------

Loss before minority interests in losses of
   Local Limited Partnerships and equity in
   losses of Local Limited Partnerships           (277,941)        (371,593)           (853,112)        (565,005)

Minority interests in losses of
   Local Limited Partnerships                        2,314            2,017               7,015            6,715

Equity in losses of Local
   Limited Partnerships (Note 1)                   (55,344)        (244,738)           (498,618)      (1,874,274)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (330,971)   $    (614,314)      $  (1,344,715)   $  (2,432,564)
                                            ==============    =============       =============    =============

Net Loss allocated:
To General Partners                         $       (3,310)   $      (6,144)      $     (13,447)   $     (24,326)
To Limited Partners                               (327,661)        (608,170)         (1,331,268)      (2,408,238)
                                            --------------    -------------       -------------    -------------
                                            $     (330,971)   $    (614,314)      $  (1,344,715)   $  (2,432,564)
                                            ==============    =============       =============    =============
Net Loss per Limited
   Partnership Unit (60,000 Units)          $        (5.46)   $      (10.15)      $      (22.19)   $      (40.14)
                                            ==============    =============       =============    =============

The accompanying notes are an integral part of these combined financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
           COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)



                                                                                         Net
                                                     Initial         Investor         Unrealized
                                   General           Limited          Limited           Gains
                                   Partners         Partners         Partners         (Losses)            Total

Balance at March 31, 1999        $  (477,253)    $       5,000    $    5,478,655    $      10,438    $    5,016,840
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Loss:
   Net change in net unrealized
      gains on marketable securities
      available for sale                   -                 -                 -          (30,469)          (30,469)
   Net Loss                          (13,447)                -        (1,331,268)               -        (1,344,715)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Loss                   (13,447)                -        (1,331,268)         (30,469)       (1,375,184)
                                 -----------     -------------    --------------    -------------    --------------

Balance at December 31, 1999     $  (490,700)    $       5,000    $    4,147,387    $     (20,031)   $    3,641,656
                                 ===========     =============    ==============    =============    ==============

The accompanying notes are an integral part of these combined financial statements
3

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                                      1999              1998
                                                                                  -------------    ---------

Net cash used for operating activities                                            $    (363,863)   $    (770,441)

Net cash provided by investing activities                                                90,287          311,941

Net cash provided by (used for) financing activities                                    234,695          (75,028)
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                               (38,881)        (533,528)

Cash and cash equivalents, beginning                                                    319,540          722,737
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     280,659    $     189,209
                                                                                  =============    =============

Supplemental Disclosure:
   Cash paid for interest                                                         $     808,580    $     537,905
                                                                                  =============    =============

The accompanying notes are an integral part of these combined financial statements
4

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1999 and 1998. Certain reclassifications have been made to prior period finanial statements to conform to current period classification.

1.   Investments in Local Limited Partnerships

The Partnership has acquired limited partnership interests in thirty-six Local Limited Partnerships (excluding Snapfinger Creste and Grayton Pointe, which have been written off, and the Combined Entities) which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership
Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1999, excluding the Combined Entities:

Capital contributions paid to Local Limited Partnerships and purchase price
   paid to withdrawing partners of Local Limited Partnerships                                      $  30,801,675

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $5,071,625)                                                                (30,076,802)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                    (2,585,069)

Investments in Local Limited Partnerships before adjustment                                           (1,860,196)

Excess of investment costs over the underlying net assets acquired:

    Acquisition fees and expenses                                                                      3,917,757

    Accumulated amortization of acquisition fees and expenses                                         (1,166,356)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $     891,205
                                                                                                   =============


The Partnership's share of losses of the Local Limited Partnerships, excluding the Combined Entities, for the nine months ended December 31, 1999 totaled $1,804,435. For the nine months ended December 31, 1999, the Partnership has not recognized $1,306,362 of equity in losses relating to twenty-five Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   Litigation

As previously reported, the Partnership, Garden Cove Apartments LTD. ("Garden Cove") and the Managing General Partner were involved in litigation with the former local managing general partner of Garden Cove. On March 11, 1997 a jury trial began. Four days into the trial, an out of court settlement was reached, which was believed by management to be favorable for the Partnership. Briefly, the settlement involved a $262,500 payment by the Partnership to the former local managing general partner and a $285,000 payment to a bank, which had claims against both Garden Cove and the former local managing general partner. $375,000 of these payments were covered by the Partnership's insurance. However, the Partnership also incurred significant litigation expenses in this matter. The settlement agreement also included the mutual release of certain liabilities and made permanent the previously described injunction.

Garden Cove was involved in litigation. In this matter, the project's general contractor claims that there are amounts due it (approximately $225,000 plus interest) under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute with the former managing general partners and did not release them from liability with respect to it. In January 1999, the Managing General Partner was successful in negotiations with the lender and closed on a mortgage restructuring to the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage.

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

3.   Commitments

At December 31, 1999, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules

                                 Balance Sheets

                                             Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities                            Combined
                                                 L.P. II (A)          (B)          Eliminations           (A)
Assets
Cash and cash equivalents                      $     142,750    $     137,222     $         687    $     280,659
Marketable securities, at fair value               1,728,025                -                 -        1,728,025
Accounts receivable                                        -           42,125                 -           42,125
Tenant security deposits                                   -           66,181                 -           66,181
Investments in Local Limited
   Partnerships                                      565,611                -           325,594          891,205
Rental property at cost, net of
   accumulated depreciation                                -       11,357,494           591,540       11,949,034
Mortgage escrow deposits                                   -           74,717                 -           74,717
Replacement reserves                                       -          205,861                 -          205,861
Deferred fees, net                                         -           37,064                 -           37,064
Other assets                                          24,153           22,920                 -           47,073
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   2,460,539    $  11,943,584     $     917,821    $  15,321,944
                                               =============    =============     =============    =============

Liabilities and Partners' Equity
Mortgage notes payable                         $           -    $  11,421,942     $           -    $  11,421,942
Accounts payable to affiliates                        27,546            8,172                 -           35,718
Accounts payable and accrued
   expenses                                           11,908          174,253                 -          186,161
Advances from Limited Partner                              -        1,219,884        (1,219,884)               -
Accrued interest payable                                   -          146,124                 -          146,124
Security deposits payable                                  -           65,730                 -           65,730
                                               -------------    -------------     -------------    -------------
     Total Liabilities                                39,454       13,036,105        (1,219,884)      11,855,675
                                               -------------    -------------     -------------    -------------

Minority interests in Local Limited
   Partnerships                                            -                -          (175,387)        (175,387)
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity                        2,441,116       (1,092,521)        2,313,092        3,661,687
Net unrealized losses on
   marketable securities                             (20,031)               -                 -          (20,031)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity                        2,421,085       (1,092,521)        2,313,092        3,641,656
                                               -------------    -------------     -------------    -------------
     Total Liabilities and Partners' Equity    $   2,460,539    $  11,943,584     $     917,821    $  15,321,944
                                               =============    =============     =============    =============

(A) As of December 31, 1999. (B) As of September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities
                                                 L.P. II (A)         (B)         Eliminations         Combined

Revenue:
   Rental                                      $           -    $   1,665,986     $           -    $   1,665,986
   Investment                                         87,442            7,048                 -           94,490
   Other                                               7,744           46,122                 -           53,866
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    95,186        1,719,156                 -        1,814,342
                                               -------------    -------------     -------------    -------------

Expenses:
   Asset management fees, related party              203,762                -                 -          203,762
   General and administrative                        136,568                -           (26,416)         110,152
   Bad debt expense                                1,194,155                -        (1,194,155)               -
   Rental operations, exclusive
     of depreciation                                       -          856,415                 -          856,415
   Property management fees,
     related party                                         -           72,243                 -           72,243
   Interest                                                -          691,981                 -          691,981
   Depreciation                                            -          417,964                 -          417,964
   Amortization                                       58,576          256,361                 -          314,937
                                               -------------    -------------     -------------    -------------
     Total Expenses                                1,593,061        2,294,964        (1,220,571)       2,667,454
                                               -------------    -------------     -------------    -------------

Income (loss) before minority interests in
   losses of Local Limited  Partnerships
   and equity in losses of Local Limited
   Partnerships                                   (1,497,875)        (575,808)        1,220,571         (853,112)

Minority interests in losses of
   Local Limited Partnerships                              -                -             7,015            7,015

Equity in losses of Local
   Limited Partnerships                           (1,067,411)               -           568,793         (498,618)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (2,565,286)   $    (575,808)    $   1,796,379    $  (1,344,715)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1999. (B) For the nine months ended September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                              Boston Financial
                                             Qualified Housing     Combined
                                                 Tax Credits       Entities
                                                 L.P. II (A)         (B)           Eliminations      Combined


Net cash used for operating activities         $    (326,622)   $     (37,928)    $         687    $    (363,863)
                                               -------------    -------------     -------------    -------------

Net cash provided by (used for)
   investing  activities                             195,876         (105,589)                -           90,287
                                               -------------    -------------     -------------    -------------

Net cash provided by financing activities                  -          234,695                 -          234,695
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                      (130,746)          91,178               687          (38,881)

Cash and cash equivalents, beginning                 273,496           46,044                 -          319,540
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     142,750    $     137,222     $         687    $     280,659
                                               =============    =============     =============    =============


(A) For the nine months ended  December 31, 1999.  (B) For the nine months ended
September 30, 1999.

9

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Partnership, including the Combined Entities, had cash and cash equivalents of $280,659 as compared to $319,540 at March 31, 1999. The decrease is primarily attributable to additions to rental property and cash used for operations. These decreases are partially offset by proceeds from sales of marketable securities in excess of purchases.

The Managing General Partner initially designated 3% of Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $72,000 have been paid from Reserves. The Partnership also advanced approximately $1,220,000 to various Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems such funding appropriate. At December 31, 1999, approximately $1,494,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At December 31, 1999, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnership's results of operations for the nine months ended December 31, 1999 resulted in a net loss of $1,344,715 as compared to a net loss of $2,432,564 for the same period in 1998. The decrease in net loss is primarily due to decreases in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

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

As previously reported, Garden Cove, located in Huntsville, Alabama, was involved in litigation. In this litigation, the project's general contractor claimed there were amounts due it under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute in 1996 with the former managing general partners and did not release them from liability with respect to it. The Managing General Partner recently closed on a mortgage restructuring of the Garden Cove mortgage. This mortgage restructuring involves a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage. As a result of the restructuring of the Garden Cove mortgage, the Managing General Partner was able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the former General Partners will be paying the settlement amount.

Shannon Creste located in Union City, Georgia, has experienced operating difficulties due to occupancy, security and capital improvement needs. The Managing General Partner is working with the management agent to develop a plan to address these issues. Occupancy as of December 31, 1999 was 99%.

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia Meadowbrook, located in Americus, Georgia and Willowpeg Lane, located in Rincon, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is negotiating with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 2000                BOSTON FINANCIAL QUALIFIED HOUSING
                                                 TAX CREDITS L.P. II


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