Form 10KSB
period 2000-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2000-06-29
CIK 830997

June 29, 2000



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2000 File Number 0-17777



Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


QH210K-K.DOC

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    March 31,  2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant:

                                         $60,000,000 as of March 31, 2000

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                                 Part of Report on
                                                                                 Form 10-KSB into
                                                                                 Which the Document
Documents incorporated by reference                                              is Incorporated

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

        "Estimated Use of Proceeds"                                              Part III, Item 13

        "Management Compensation and Fees"                                       Part III, Item 13

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 13




                              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                              (A Limited Partnership)

                                           ANNUAL REPORT ON FORM 10-KSB
                                         FOR THE YEAR ENDED MARCH 31, 2000

                                                 TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-14
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-14
     Item 7       Financial Statements and Supplementary Data                        K-17
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-17

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-17
     Item 10      Management Remuneration                                            K-19
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-19
     Item 12      Certain Relationships and Related Transactions                     K-19

PART IV

     Item 13      Exhibits and Reports on Form 8-K                                   K-21

SIGNATURES                                                                           K-22





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

The Partnership originally invested as a limited partner in forty limited partnerships ("Local Limited Partnerships") which own and operate forty residential apartment complexes ("Properties") most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in the post-effective amendment to the Registration Statement and in a Form 8-K (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.



                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                     (Unaudited)

               Local Limited                                                      Date Interest
               Partnerships*                            Location                     Acquired
--------------------------------------------    -------------------------    --------------------------

Americus Properties L.P.                           Americus, GA                    10/01/88
Atlantic Terrace L.P.                              Washington, DC                  12/01/88
B&C Housing II Assoc.**                            Tulsa, OK                       12/01/88
B&C Housing III Assoc.**                           Moore, OK                       10/01/88
Bamberg Properties L.P.                            Bamberg, SC                     01/20/89
Birch Associates                                   Reno, NV                        07/10/88
Blair Senior Housing I, L.P.                       Blair, NE                       01/03/89
Brighton Manor Apartments, L.P.                    Douglasville, GA                12/29/89
Buckfield Housing Assoc.                           Buckfield, ME                   08/01/88
Chapparal Housing Assoc.**                         Midland, TX                     12/01/88
DeSoto Associates L.P.                             DeSoto, MO                      03/31/89
Durham Park L.P.                                   Tigard, OR                      12/29/88
Eastmont Estates Assoc.                            Greenburg, PA                   12/01/88
Garden Cove Apartments, Ltd.                       Huntsville, AL                  05/11/89
Grayton Pointe Assoc.**                            Macon, GA                       12/27/88
La Center Associates, L.P.                         La Center, KY                   03/31/89
Lamar Assoc., L.P.                                 Lamar, AR                       12/01/88
Linden Housing Assoc. Inc.                         Reno, NV                        08/01/88
McKinley-Walker Ltd.                               Fitzgerald, GA                  02/08/89
Milo Housing Assoc., L.P.                          Milo, ME                        12/20/89
Monroe Properties L.P.                             Monroe, GA                      12/01/88
Mulberry Assoc. I L.P.                             Mulberry, AR                    12/01/88
Newport Housing Assoc.                             Newport, ME                     08/01/88
Paragould Associates                               Paragould, AR                   12/01/88
San Antonio Ltd., S.E.                             Aguadilla, PR                   10/01/88
Shadow Wood Housing Ltd.**                         Chickasha, OK                   12/01/88
Shannon Creste Apts. L.P.                          Union City, GA                  07/10/89
Snapfinger Creste Apts. L.P.**                     Decatur, GA                     12/30/88
Springhill Housing L.P. I                          Casper, WY                      10/01/88
Springhill Housing L.P. II                         Casper, WY                      10/01/88
Springhill Housing L.P. III                        Casper, WY                      10/01/88
Strafford Assoc. L.P.                              Strafford, MO                   03/31/89
Unity Family Housing Assoc.                        Unity, ME                       08/01/88
Ward Manor Associates L.P.                         Ward, AR                        12/01/88
Warrenton Assoc. L.P.                              Warrenton, MO                   03/31/89
Wayne Apartment Project L.P.                       Boston, MA                      12/22/88
Waynesboro Properties L.P.                         Waynesboro, GA                  12/01/88
Willow Creek Housing L.P.                          Reno, NV                        08/01/88
Willowpeg Lane II, L.P.                            Rincon, GA                      10/01/88
Winona Associates I, L.P.                          Winona, MO                      12/01/88


* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

**    The Partnership has transferred its interests in these investments.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners, with the exception of Garden Cove and Shannon Creste. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Waynesboro Properties, Monroe Properties, Bamberg Properties, Americus Properties, McKinley-Walker Ltd. and Willowpeg Village, representing 4.94%, have Norsouth Corporation as Local General Partner;
(ii) Lamar Associates, Mulberry Associates, Paragould Associates, Ward Manor Associates, Blair Senior Housing, DeSoto Associates, La Center Associates, Strafford Associates, Warrenton Associates and Winona Associates, representing 2.94%, have Joseph A. Shepard and the Lockwood Group as Local General Partners;
(iii) Buckfield Housing, Newport Housing, Milo Housing and Unity Family Housing, representing 2.93%, have Charles B. Mattson and Todd J. Mattson as Local General Partners; (iv) Birch Associates, Linden Housing and Willow Creek Housing, representing 3.99%, have Robert F. Nielsen, Dennis F. Johnson and J. Michael Queenan as Local General Partners; and (v) Springhill Housing I, Springhill Housing II and Springhill Housing III, representing 4.85%, have Delwood Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty Local Limited Partnerships which own and operate thirty-four properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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



                                                         Capital Contributions
                                                         Total         Paid         Mtge. loans
Local Limited Partnership                  Number      committed at  through        payable at         Type      Occupancy at
Property Name                                of         March 31,     March 31,     December 31,        of         March 31,
Property Location                        Apt. Units       2000          2000            1999          Subsidy*       2000
--------------------------------------   ----------  -------------  ------------  ----------------    --------     ---------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                             55          $  333,000     $  333,000   $  1,459,481         FmHA         100%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                           198          3,073,000      3,073,000     11,030,602         Section 8    100%

B&C Housing Associates, II,  ( C )
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, ( C )
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                              24             162,750        162,750        730,485         FmHA              100%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                 138            780,000        780,000      3,523,902         Section 8         98%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                 12             78,000         78,000        356,251         FmHA              91%




                                                         Capital Contributions
                                                        Total           Paid       Mtge. loans
Local Limited Partnership                  Number    committed at      through     payable at       Type         Occupancy at
Property Name                               of         March 31,      March 31,    December 31,      of           March 31,
Property Location                       Apt. Units      2000            2000          1999         Subsidy*        2000
--------------------------------------- ----------   -------------  ------------ ---------------   --------     ---------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                          40           1,050,000      1,050,000    1,183,082        None           93%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                             20             234,000        234,000    1,077,330        FmHA           95%

Chapparal Housing Associates, Ltd., ( C )
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                                24             118,500        118,500      559,502        FmHA           100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                                224          4,100,000      4,100,000    9,342,828        None           91%

Eastmont Estates Associates
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA                             103            950,000        950,000    2,619,532        Section 8      93%





                                                           Capital Contributions
                                                            Total           Paid       Mtge. loans
Local Limited Partnership                    Number      committed at      through      payable at        Type       Occupancy at
Property Name                                  of          March 31,      March 31,     December 31,       of         March 31,
Property Location                           Apt. Units       2000           2000            1999         Subsidy*       2000
------------------------------------------- ----------   --------------  ------------ ---------------    --------    ---------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                                200          3,264,264     3,264,264        5,378,512        None          80%

Grayton Pointe Apartments, L.P. (A)
Grayton Pointe
Macon, GA

La Center Associates Limited Partnership
La Center
La Center, KY                                 12              85,125        85,125          394,667        FmHA          92%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                     20             137,250       137,250          620,424        FmHA          90%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                      40             342,750       342,750        1,168,511        Section 8     93%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                                48             330,000       330,000        1,403,250        FmHA          92%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                      24             273,000       273,000        1,251,954        FmHA          96%



                                                            Capital Contributions
                                                           Total           Paid      Mtge. loans
Local Limited Partnership                       Number    committed at    through     payable at        Type     Occupancy at
Property Name                                     of        March 31,    March 31,    December 31,       of       March 31,
Property Location                              Apt. Units    2000          2000           1999         Subsidy*     2000
----------------------------------------------- ---------- ------------ ----------- ---------------   --------    ---------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                         55          321,750      321,750      1,449,792        FmHA       100%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                       24          164,250      164,250        747,381        FmHA        92%

Newport Housing Associates (A Limited Partnership)
Newport Family
Newport, ME                                        24          271,500      271,500      1,252,272        FmHA       100%
Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                      14          101,625      101,625        462,792        FmHA        64%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aguadilla, PR                                      100         800,250      800,250      3,823,473        FmHA       100%

Shadow Wood Housing Associates, Limited, ( C )
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                                     200         3,635,000    3,635,000    6,135,893        None       100%



                                                        Capital Contributions
                                                      Total          Paid          Mtge. loans
Local Limited Partnership                Number     committed at    through        payable at         Type        Occupancy at
Property Name                              of         March 31,     March 31,      December 31,        of            March 31,
Property Location                       Apt. Units      2000         2000            1999            Subsidy*         2000
--------------------------------------- ---------- -------------- ------------- -------------------  --------    -------------

Snapfinger Creste Apartments, L.P.(B)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                   32       408,500         408,500      1,045,740         Section 8           100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                   48       597,000         597,000      1,426,838         Section 8           100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                   47       653,000         653,000      1,510,997         Section 8           100%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                                12        64,500          64,500        292,163           FmHA               67%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                                    20       222,000         222,000      1,000,869           FmHA               95%

Ward Manor Associates I Limited Partnership
Ward Manor
Ward, AR                                     16       114,750         114,750        520,756           FmHA               88%


                                                         Capital Contributions
                                                         Total          Paid      Mtge. loans
Local Limited Partnership                  Number     committed at     through     payable at         Type      Occupancy at
Property Name                                of         March 31,     March 31,   December 31,         of        March 31,
Property Location                         Apt. Units     2000           2000          1999           Subsidy*      2000
----------------------------------------- ----------  -------------------------- ------------------- --------    ---------

Warrenton Associates I, L.P.
     (A Limited Partnership)
Warrenton
Warrenton, MO                                16             78,375        78,375     372,774           FmHA               95%


Wayne Apartments Project Limited Partnership
     (A Massachusetts Limited Partnership)
Wayne
Boston, MA                                   349        10,937,500    10,600,000  12,912,931         Section 8            95%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                               36            217,500       217,500     944,067           FmHA              100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                     25            240,000       240,000     780,122         Section 8           100%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                   48            325,500       325,500   1,465,648           FmHA               88%



                                                  Capital Contributions
                                                  Total           Paid              Mtge. loans
Local Limited Partnership       Number         committed at     through            payable at            Type         Occupancy at
Property Name                     of            March 31,       March 31,          December 31,          of            March 31,
Property Location              Apt. Units        2000             2000                1999              Subsidy*         2000
-----------------------------  ----------     --------------   --------------    -------------------   --------        ---------

Winona Associates I, L.P.
Winona
Winona, MO                        12                62,250          62,250             277,950          FmHA              100%
                                -------          ------------     -----------       --------------
                                 2,260           $34,526,889     $34,189,389        $   78,522,771
                                =======          ============     ===========       ==============


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

      (A)          The Partnership's investment in Grayton Pointe Apartments,
                   L.P. was written off as of October 7, 1997.

      (B)          The Partnership's investment in Snapfinger Creste Apartments,
                   L.P. was written off as of March 31, 1997.

      (C)         The Partnership's investment in B & C Housing Associates,  II,
                  B & C Housing  Associates,  III, Chapparal Housing Associates,
                  Ltd., and Shadow Wood Housing Associates, Limited, were written off as of February 2, 2000.


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

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of the Report.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of June 15, 2000, there were 4,085 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2000 and 1999, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of $243,820 as compared to $273,496 at March 31, 1999. The decrease is primarily attributable to cash used for operating activities and purchases of marketable securities in excess of proceeds from sales of marketable securities. These are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $72,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At March 31, 2000, approximately $1,561,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At March 31, 2000, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made in the years ended March 31, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

The Partnership's results of operations for the year ended March 31, 2000 resulted in a net loss of $2,453,290 as compared to a net loss of $3,224,727 for the same period in 1999. The decrease in net loss is primarily due to decreases in equity in losses of Local Limited Partnerships and an increase in provision for valuation of investments in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Low-Income Housing Tax Credits

The 1999 and 1998 Low-Income Housing Tax Credits per Unit for individuals were $81.32 and $120.87, respectively. The 1999 and 1998 Low-Income Housing Tax Credits per Unit for corporations were $86.42 and $126.93, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits were expected to be stable for the six years subsequent to 1991 and then to decrease as certain properties reached the end of the ten-year credit period. However, because the compliance periods should extend significantly beyond the tax credit periods, the Partnership is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property Discussions

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, which are all located in Oklahoma and have the same Local General Partner, are experiencing operating difficulties. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of each property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. HUD approved the plan and effective July 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner was also granted the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year had elapsed. The Partnership retained its full share of tax credits until such time as the remaining interest was put to the Local General Partner. In addition, the Local General Partner was granted the right to call the remaining interest after the tax credit period had expired.

On February 28, 2000, due to concerns over the financial viability of Shadow Wood, Chapparal, Nottingham Square and Patrick Henry, and to avoid the potential risk of recapture of tax credits associated with these properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in Shadow Wood, Chapparal, Nottingham Square and Patrick Henry to the Local General Partner. These transfers will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income for the 2000 tax year.

As previously reported, Garden Cove, located in Huntsville, Alabama, was involved in litigation. In this litigation, the project's general contractor claimed there were amounts due it under the construction contract. The Partnership was aware of this potential claim when it settled the previous dispute in 1996 with the former managing general partners and did not release them from liability with respect to it. The Managing General Partner recently closed on a mortgage restructuring of the Garden Cove mortgage. This mortgage restructuring involved a reduction of the first mortgage along with delinquent mortgage payments to be included in a soft second mortgage. As a result of the restructuring of the Garden Cove mortgage, the Managing General Partner was able to settle the litigation instituted by the project's general contractor. The settlement included a release of all claims in exchange for a payment to the general contractor of an amount equal to less than half of the original contract sum. The Partnership and one of the former General Partners paid the settlement amount.

Shannon Creste located in Union City, Georgia, has experienced operating difficulties due to occupancy, security and capital improvement needs. The Managing General Partner is working with the management agent to develop a plan to address these issues. Occupancy as of March 31, 2000 was 100%.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 2000 and 1999.

Since some of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, management believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Other Development

Lend Lease Real Estate Investments, Inc.("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in February 1988. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The other General Partner of the Partnership is Arch Street Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") that was organized in August 1988. The General Partner of Arch Street L.P. is Arch Street, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

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

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial and Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2000 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition an affiliate of the General Partner managed Garden Cove and Shannon Creste, two Local Limited Partnerships in which the Partnership invests.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement, as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 2000. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $7,087 per property (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2000 are as follows:

                                                     2000            1999
                                                -------------     ----------

       Asset Management Fees                   $   274,370        $ 276,766

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2000 are as follows:

                                                2000            1999
                                          -------------     ------------

       Salaries and benefits              $  137,847        $   101,029

Property Management Fees

An affiliate of the Managing General Partner is the management agent for two Local Limited Partnerships in which the Partnership has invested. The Property Management Fee charged is equal to 5% and 4%, respectively, of cash receipts. Fees earned by this affiliate for the years ended December 31, 1999 are as follows:

                                                     1999            1998
                                                -------------     ----------

       Property Management Fees                 $  97,101          $  92,438

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2000 is presented in Note 5 to the Financial Statements.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report.

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)       Exhibit Index contained herein

(a)(3)(b)    Reports on Form 8-K:
             No reports on Form 8-K were filed during the year ended March 31, 2000.

(a)(3)(c)    Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

     18. Letter on Change in Accounting Principle

     27.Financial Data Schedule

     28.Additional Exhibits

        (a)    28.1 Reports of Other Independent Auditors

(a)(3)(d)  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                    Date:    June 29, 2000
           ------------------------                             -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/ Randolph G. Hawthorne                    Date:    June 29, 2000
           ------------------------------                       -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Michael H. Gladstone                      Date:    June 29, 2000
           ------------------------------                       -------------
           Michael H. Gladstone,
           Managing Director, Vice President

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2000

                                      Index


                                                                      Page No.

Reports of Independent Accountants
     For the years ended March 31, 2000 and 1999                        F-2

Financial Statements

     Balance Sheet - March 31, 2000                                     F-3

     Statements of Operations - Years Ended
       March 31, 2000 and 1999                                          F-4

     Statements of Changes in Partners' Equity (Deficiency)
        Years Ended March 31, 2000 and 1999                             F-5

     Statements of Cash Flows - Years Ended
       March 31, 2000 and 1999                                          F-6

     Notes to the Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Boston Financial Qualified Housing Tax Credits L.P. II:

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P.II (the "Partnership") at March 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $28,341,467 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and for which net losses of $371,045 and $2,735,479 are included in the accompanying financial statements for the years March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed the basis of presentation of its financial statements from a combined basis to a stand-alone basis. The 1999 financial statements have been restated to show the effects of this change in reporting entity.





/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2000




Assets

Cash and cash equivalents                                                                          $     243,820
Marketable securities, at fair value (Note 3)                                                          1,822,556
Investments in Local Limited Partnerships, net (Note 4)                                                1,433,990
Other assets                                                                                              24,452
                                                                                                    ------------
Total Assets                                                                                        $  3,524,818

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                                             $    133,681
Accounts payable and accrued expenses                                                                     34,440
                                                                                                   -------------
     Total Liabilities                                                                                   168,121

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                                 3,378,057
Net unrealized losses on marketable securities                                                           (21,360)
     Total Partners' Equity                                                                            3,356,697
                                                                                                   -------------
     Total Liabilities and Partners' Equity                                                        $   3,524,818
                                                                                                   =============

 The accompanying notes are an integral part of these financial statements

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999



                                                                                    2000           (Restated)
Revenue:
   Investment                                                                   $     114,381    $     139,183
   Other                                                                               66,625          248,336
                                                                                -------------    -------------
     Total Revenue                                                                    181,006          387,519
                                                                                -------------    -------------

Expenses:
   Asset management fees - related party (Note 5)                                     274,370          276,766
   General and administrative
     (includes reimbursements to an affiliate
     in the amount of $137,847 and $101,029, respectively)                            219,248          213,042
   Provision of valuation of investments in Local Limited Partnerships              1,194,155           11,861
   Amortization                                                                        33,688           79,520
                                                                                -------------    -------------
     Total Expenses                                                                 1,721,461          581,189
                                                                                -------------    -------------

Loss before equity in losses of Local Limited  Partnerships and loss on transfer of interests in Local Limited
   Partnerships                                                                    (1,540,455)        (193,670)

Equity in losses of Local Limited
   Partnerships (Note 4)                                                             (658,502)      (3,031,057)

Loss on transfer of interests
   in Local Limited Partnerships (Note 7)                                            (254,333)               -
                                                                                -------------    -------------

Net Loss                                                                        $  (2,453,290)   $  (3,224,727)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $     (24,533)   $     (32,247)
   Limited Partners                                                                (2,428,757)      (3,192,480)
                                                                                -------------    -------------
                                                                                $  (2,453,290)   $  (3,224,727)
                                                                                =============    =============

Net Loss per Limited Partnership Unit
   (60,000 Units)                                                               $     (40.48)    $     (53.21)
                                                                                ============     ============

 The accompanying notes are an integral part of these financial statements

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999


                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gains
                                       Partners        Partners        Partners          (Losses)         Total

Balance at March 31, 1998 (restated)  $  (436,757)    $   5,000      $  9,487,831      $    8,025    $    9,064,099
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -           2,413             2,413
   Net Loss                               (32,247)            -        (3,192,480)              -        (3,224,727)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Income (Loss)               (32,247)            -        (3,192,480)          2,413        (3,222,314)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 1999 (restated)     (469,004)        5,000         6,295,351          10,438         5,841,785
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -         (31,798)          (31,798)
   Net Loss                               (24,533)            -        (2,428,757)              -        (2,453,290)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Loss                        (24,533)            -        (2,428,757)        (31,798)       (2,485,088)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2000             $  (493,537)    $   5,000      $  3,866,594      $  (21,360)   $    3,356,697
                                      ===========     =========      ============      ==========    ==============


 The accompanying notes are an integral part of these financial statements

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999


                                                                                                        1999
                                                                                      2000           (Restated)

Cash flows from operating activities:
   Net Loss                                                                       $  (2,453,290)   $  (3,224,727)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                     658,502        3,031,057
     Cash distribution income included in cash
       distributions received from Local Limited Partnerships                           (56,575)        (491,408)
     Net gains on sales and maturities of marketable securities                          (3,334)          (2,691)
     Provision of valuation of investments in Local Limited Partnerships              1,194,154           26,416
     Loss on transfer of interests in Local Limited Partnerships                        254,333                -
     Amortization                                                                        33,688           79,520
     Increase  (decrease)  in cash arising from changes in operating  assets and liabilities:
       Other assets                                                                       2,944          (10,751)
       Accounts payable to affiliates                                                    41,379         (407,851)
       Accounts payable and accrued expenses                                              6,370           (4,138)
                                                                                  -------------    -------------
Net cash used for operating activities                                                 (321,829)      (1,004,573)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                  (697,183)      (3,419,369)
   Proceeds from sales and maturities
     of marketable securities                                                           806,005        2,431,299
   Cash distributions received from Local
     Limited Partnerships                                                               192,606        1,560,347
   Advances to affiliates                                                                (9,275)          19,874
                                                                                  -------------    -------------
Net cash provided by investing activities                                               292,153          592,151
                                                                                  -------------    -------------

Net decrease in cash and cash
   equivalents                                                                          (29,676)       (412,422)

Cash and cash equivalents, beginning                                                    273,496          685,918
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     243,820    $     273,496
                                                                                  =============    =============





 The accompanying notes are an integral part of these financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership initially designated 3% (subsequently increased to 4%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. At March 31, 2000, the Managing General Partner has designated approximately $1,561,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income. Distributions received from Local Limited Partnerships whose respective investment balance has been reduced to zero are included in income.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999 and 1998.

The general partners of Garden Cove Apartments, Ltd. and Shannon Creste Apartments, L.P. (the "Combined Entities") Local Limited Partnerships and the General Partner of the Partnership are affiliated entities. In prior periods, the Partnership combined its financial statements with those of the Combined Entities. During 2000, the General Partner concluded that the presentation of the financial position and results of operations of the Partnership, with the Combined Entities accounted for using the equity method, resulted in a more meaningful presentation. All prior period financial data has been restated to show the effects of this change in reporting entity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet except as otherwise disclosed.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized           Fair
                                                Cost             Gains            Losses             Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $   1,724,146      $       183       $  (22,240)     $   1,702,089

Mortgage backed securities                       119,770              773              (76)           120,467
                                           -------------      -----------       -----------     -------------

Marketable securities
   at March 31, 2000                       $   1,843,916      $       956       $  (22,316)     $   1,822,556
                                           =============      ===========       ==========      =============

The contractual maturities at March 31, 2000 are as follows:

                                                                     Cost            Fair Value

Due in less than one year                                       $     849,143       $     844,032
Due in one year to five years                                         875,003             858,057
Mortgage backed securities                                            119,770             120,467
                                                                -------------       -------------

                                                                $   1,843,916       $   1,822,556
                                                                =============       =============


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $411,000 and $823,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $395,000 and $1,608,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $3,388 and $2,776 and gross losses of $54 and $85 which were realized on the sales during the fiscal years ended March 31, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in thirty-four Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local
   Limited Partnerships                                                         $  35,409,960

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $6,173,407)                                                          (33,276,961)

Cumulative cash distributions received
   from Local Limited Partnerships                                                 (2,558,417)

Investments in Local Limited Partnerships                                         -----------
   before adjustment                                                                 (425,418)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                  4,334,939

     Accumulated amortization of acquisition
     fees and expenses                                                             (1,254,960)

Investments in Local Limited Partnerships                                           2,654,561

Reserve for valuation of investments in Local Limited Partnerships                 (1,220,571)
                                                                                -------------

                                                                                $   1,433,990

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                      F-20
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.        Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1999 and 1998 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,                                                      1998
----------------------------------------------
                                                                                  1999          (Restated)
                                                                             -------------     -----------
Assets:
   Investment property, net                                                  $  81,956,329     $  86,005,895
   Current assets                                                                3,227,265         2,199,382
   Other assets                                                                  4,898,335         5,428,753
                                                                             -------------     -------------
     Total Assets                                                            $  90,081,929     $  93,634,030
                                                                             =============     =============

Liabilities and Partners' Equity (Deficiency):
   Long-term debt                                                            $  77,528,032     $  88,037,671
   Current liabilities (includes current
     portion of long-term debt)                                                 13,632,477         3,673,182
   Other liabilities                                                            10,403,252        10,403,182
                                                                             -------------     -------------
     Total Liabilities                                                         101,563,761       102,114,035
                                                                             -------------     -------------

Partners' Equity (Deficiency):
   Partnership's Equity (Deficiency)                                            (8,336,172)       (5,754,058)
   Less capital contributions receivable                                          (337,501)         (337,501)
                                                                             -------------     -------------
                                                                                (8,673,673)       (6,091,559)

   Other Partners' Deficiency                                                   (2,808,159)       (2,388,446)
                                                                             -------------     -------------
     Total Partners' Equity (Deficiency)                                       (11,481,832)       (8,480,005)
                                                                             -------------     -------------
       Total Liabilities and Partners' Equity (Deficiency)                   $  90,081,929     $  93,634,030
                                                                             =============     =============

Summarized Income Statements - for
the years ended December 31,

Rental and other income                                                      $  18,862,310     $  18,009,978
                                                                             -------------     -------------

Expenses:
   Operating                                                                    10,313,808        10,888,979
   Interest                                                                      6,739,927         6,578,424
   Depreciation and amortization                                                 4,622,096         5,002,911
                                                                             -------------     -------------
     Total Expenses                                                             21,675,831        22,470,314
                                                                             -------------     -------------

Net Loss                                                                     $  (2,813,521)    $  (4,460,336)
                                                                             =============     =============

Partnership's share of Net Loss                                              $  (2,783,199)    $  (4,413,228)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (30,322)    $     (47,108)
                                                                             =============     =============

For the years ended March 31, 2000 and 1999, the Partnership has not recognized $2,124,697 and $1,382,171, respectively, of equity in losses relating to twenty-five Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

As previously reported, Snapfinger Creste and Grayton Pointe were written off during 1997. In addition, as discussed in more detail in Note 7, the Partnership has written off its interests in Chapparel, Nottingham, Patrick Henry and Shadow Wood as of March 31, 2000.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

The Partnership's deficiency as reflected by the Local Limited Partnerships of $8,673,673 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $425,418 principally because: a) the Partnership has not recognized $6,184,954 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; c) cash distributions paid to the Partnership and other lag period activities during the quarter ended March 31, 2000 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1999; and d) the Partnership has included advances of approximately $1,221,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheets of the Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $7,242 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $274,370 and $276,766 for the years ended March 31, 2000 and 1999, respectively. Included in accounts payable to affiliates is $70,608 and $72,646 of Asset Management Fees due to an affiliate of the Managing General Partner at March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999 is $137,847 and $101,029, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 2000 and 1999, $63,073 and $19,656, respectively, is payable to an affiliate of the Managing General Partner.

An affiliate of the General Partner is the management agent for two Local Limited Partnerships. The property management fee charged is equal to 5% and 4%, respectively, of cash receipts. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $97,101 and $92,438 of fees earned by this affiliate for the years ended December 31, 1999 and 1998, respectively.

6.   Commitments

At March 31, 2000, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.


7.   Transfer of Interests in Local Limited Partnerships

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, all located in Oklahoma and having the same Local General Partner, were experiencing operating difficulties. In particular, Shadow Wood was experiencing severe operating deficits due to high security costs, low Section 8 contract rates and high debt service payments. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner to ultimately transfer ownership of each property to the Local General Partner. The plan included provisions to minimize the risk of recapture. HUD approved the plan and effective July 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. The Managing General Partner had the right to transfer the Partnership's remaining interest in the properties to the Local General Partner any time after one year had elapsed. The Partnership would retain its full share of tax credits until such time as the remaining interest was put to the Local General Partner. In addition, the Local General Partner had the right to call the remaining interest after the tax credit period had expired. In February 2000, the remaining 49.5% interests in each of the four properties were transferred to the Local General Partner. The Partnership recognized a loss of $254,333 on the transfers and no longer has an interest in these properties.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes

The following schedule reconcilies of the reported financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                                      1999
                                                                                    2000           (Restated)


Net Loss per financial statements                                               $  (2,453,290)   $  (3,224,727)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes in excess of equity
     in losses for tax purposes                                                       160,300          347,378
   Equity in losses of Local Limited Partnerships
     not recognized for financial reporting purposes                               (2,181,272)      (1,873,579)
   Adjustment to reflect March 31 fiscal
     year end to December 31 tax year end                                              72,908          142,123
   Bad debt expense not deductible for tax purposes                                 1,194,154                -
   Amortization of acquisition fees and expenses
     for tax purposes in excess of amortization
     for financial reporting purposes                                                (142,828)         (96,996)
   Write-off of Investment in Local Limited
       Partnership not recognized for tax purposes                                    254,333           14,555
   Cash distributions included in loss for
     financial reporting purposes                                                     (97,304)        (399,951)
   Related party expenses paid in current year but
     expensed for financial reporting purposes in prior year                                -         (414,940)
                                                                                -------------    -------------
Net Loss per tax return                                                         $  (3,192,999)   $  (5,506,137)
                                                                                =============    =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2000 are as follows:

                                                         Financial              Tax
         Reporting                                       Reporting
                                                         Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $  1,433,990        $    227,942        $  1,206,048
                                                       ============        ============        ============
   Other assets                                        $  2,090,828        $10,191,947         $ (8,101,119)
                                                       ============        ============        ============
   Liabilities                                         $    168,121        $     39,454        $    128,667
                                                       ============        ============        ============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $1,211,000 greater than for financial reporting purposes, including approximately $6,771,000 of losses the Partnership has not recognized relating to twenty-three Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and iii) for financial reporting purposes, the Partnership reserved approximately $1,221,000 for valuation of investments in Local Limited Partnerships.

June 29, 2000

Boston Financial Qualified Housing Tax Credits L.P. II
101 Arch Street
Boston, MA 02110-1106

To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. II:

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have audited the financial statements included in Boston Financial Qualified Housing Tax Credits L.P. II's (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 2000 and issued our report thereon dated June 22, 2000.
Note 2 to the financial statements describes a change in reporting entity from a combined basis presentation to a stand-alone basis presentation. It should be understood that the preferability of one acceptable method of presenting entities under common control over another has not been addressed in any authoritative accounting literature, and in expressing our concurrence below we have relied on management's determination that this change in reporting entity is preferable. Based on our reading of management's stated reasons and justification for this change in reporting entity in the Form 10-K, and our discussions with management as to their judgment about the relevant business planning and legal factors relating to the change, we concur with management that such change represents, in the Partnership's circumstances, the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20.


Very truly yours,


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP