Form 10QSB
period 2000-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2000-08-14
CIK 830997

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for Quarter Ended June 30, 2000
        File Number 0-17777



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

For the quarterly period ended                      June 30, 2000
                                       ------------------------------------

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
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                      1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2000 and 1999                          2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2000                                                         3

         Statements of Cash Flows (Unaudited) -
           For the Three Months Ended June 30, 2000 and 1999            4

         Notes to the Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Items 1-6                                                               9

SIGNATURE                                                               10

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $       63,153
Marketable securities, at fair value                                                           1,916,226
Investments in Local Limited Partnerships (Note 1)                                             1,299,412
Other assets                                                                                      27,656
                                                                                          --------------
     Total Assets                                                                         $    3,306,447
                                                                                          ==============

 Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $       98,801
Accounts payable and accrued expenses                                                             25,121
                                                                                          --------------
Total Liabilities                                                                                123,922
                                                                                          --------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                         3,200,318
Net unrealized losses on marketable securities                                                   (17,793)
     Total Partners' Equity                                                                    3,182,525
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    3,306,447
                                                                                          ==============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                                      1999
                                                                                    2000           (Restated)
Revenue:
  Investment                                                                    $      29,712           29,829
  Other                                                                                57,302           22,329
                                                                                -------------    -------------
     Total Revenue                                                                     87,014           52,158
                                                                                -------------    -------------

Expenses:
   Asset management fees, related party                                                70,608           65,564
   General and administrative (includes reimbursements
     to an affiliate of $35,728 and $26,320, respectively)                             59,567           50,415
   Amortization                                                                         6,292           19,880
                                                                                -------------    -------------
     Total Expenses                                                                   136,467          135,859
                                                                                -------------    -------------

Loss before equity in losses of
   Local Limited Partnerships                                                         (49,453)         (83,701)

Equity in losses of Local Limited
   Partnerships (Note 1)                                                             (128,286)        (417,091)
                                                                                -------------    -------------

Net Loss                                                                        $    (177,739)   $    (500,792)
                                                                                =============    =============

Net Loss allocated:
   To General Partners                                                          $      (1,777)   $      (5,008)
   To Limited Partners                                                               (175,962)        (495,784)
                                                                                -------------    -------------
                                                                                $    (177,739)   $    (500,792)
                                                                                =============    =============
Net Loss per Limited
   Partnership Unit (60,000 Units)                                              $       (2.93)   $       (8.26)
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)




                                                    Initial          Investor            Net
                                    General         Limited          Limited          Unrealized
                                    Partners        Partners         Partners           Losses            Total


Balance at March 31, 2000        $  (493,537)    $       5,000    $    3,866,594    $     (21,360)   $    3,356,697
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale         -                 -                 -            3,567             3,567

   Net Loss                           (1,777)                -          (175,962)               -          (177,739)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Income (Loss)           (1,777)                -          (175,962)           3,567          (174,172)
                                 -----------     -------------    --------------    -------------    --------------

Balance at June 30, 2000         $  (495,314)    $       5,000    $    3,690,632    $     (17,793)   $    3,182,525
                                 ===========     =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                                        1999
                                                                                       2000          (Restated)

Net cash used for operating activities                                            $    (145,819)   $     (23,035)

Net cash used for investing activities                                                  (34,848)        (134,209)
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                              (180,667)        (157,244)

Cash and cash equivalents, beginning                                                    243,820          273,496
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $      63,153    $     116,252
                                                                                  =============    =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2000:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  34,189,389

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $6,935,907)                                                              (33,350,295)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (2,613,369)
                                                                                                 -------------
Investments in Local Limited Partnerships
   before adjustment                                                                                (1,774,275)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                   4,334,939

     Accumulated amortization of acquisition
       fees and expenses                                                                            (1,261,252)
                                                                                                 -------------
Investments in Local Limited Partnerships                                                        $   1,299,412
                                                                                                 =============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


1.    Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2000 is $835,834. For the three months ended June 30, 2000 the Partnership has not recognized $707,548 of equity in losses relating to twenty-seven Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Litigation

The Partnership is not a party to any other pending legal or administrative proceeding, and to the best of its knowledge, no other legal or administrative proceeding is threatened or contemplated against it.


3.   Commitments

At June 30, 2000, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of $63,153 as compared to $243,820 at March 31, 2000. The decrease is primarily attributable to cash used for operating activities and purchases of marketable securities in excess of proceeds from sales of marketable securities. These are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $75,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At June 30, 2000, approximately $1,518,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three months ended June 30, 2000 resulted is a net loss of $177,739 as compared to a net loss of $500,792 for the same period in 1999. The decrease in net loss is primarily do to decreases in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distribution as have exceeded its total investment.

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

The Local General Partner of Ashton Place (Waynesboro, Georgia), Bamberg Garden (Bamberg, South Carolina), Highland Village (Monroe, Georgia), McKinley Lane, (Fitzgerald, Georgia), Meadowbrook (Americus, Georgia) and Willowpeg Lane (Rincon, Georgia) expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is negotiating with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2000                  BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. II


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