Form 10QSB
period 2000-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2000-11-14
CIK 830997

November     14    , 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended September 30, 2000 File Number 0-17777


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

For the quarterly period ended                September 30, 2000
                                       -------------------------------------
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                     to
                              -------------------     -------------------------

                             Commission file number 0-17777

          Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


               Delaware                                  04-3002607
-----------------------------------------              ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------            ---------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                   ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No .

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)





TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                     1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2000 and 1999                         2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2000        3

         Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 2000 and 1999             4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                  10

         BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)

                               BALANCE SHEET

                            September 30, 2000

                                (Unaudited)

Assets
Cash and cash equivalents                                                                    $       269,647
Marketable securities, at fair value                                                               1,893,004
Investments in Local Limited Partnerships, net (Note 1)                                            1,340,552
Other assets                                                                                          26,679
                                                                                             ---------------
     Total Assets                                                                            $     3,529,882
                                                                                             ===============

Liabilities and Partners' Equity

--------------------------------

Accounts payable to affiliates                                                               $       205,138
Accounts payable and accrued expenses                                                                 18,505
                                                                                             ---------------
     Total Liabilities                                                                               223,643
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             3,316,465
Net unrealized losses on marketable securities                                                       (10,226)
                                                                                             ---------------
     Total Partners' Equity                                                                       3,306,239
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     3,529,882
                                                                                             ===============

         The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)

                        STATEMENTS OF OPERATIONS

       For the Three and Six Months Ended September 30, 2000 and 1999

                              (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                                               September 30,                         September 30,
                                             September 30,         1999           September 30,         1999
                                                 2000           (Restated)            2000           (Restated)
                                            --------------    -------------       -------------    ------------
Revenue:
   Investment                               $       30,620    $      30,972       $      60,332    $      60,801
   Other                                             3,257            3,394              60,559            6,069
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  33,877           34,366             120,891           66,870
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  70,608           69,102             141,216          134,666
   General and administrative
     (includes reimbursements
     to an affiliate of $71,457
     and $48,112 in 2000
     and 1999, respectively)                        65,980           41,030             125,547           91,445
   Provision for valuation of
     investments in Local Limited

     Partnerships                                      300        1,213,122                 300        1,193,468
   Amortization                                      5,419           13,946              11,711           33,826
                                            --------------    -------------       -------------    -------------
     Total Expenses                                142,307        1,337,200             278,774        1,453,405
                                            --------------    -------------       -------------    -------------

Loss before equity in income (losses)
   of Local Limited Partnerships                  (108,430)      (1,302,834)           (157,883)      (1,386,535)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                   224,577          (92,192)             96,291         (509,283)
                                            --------------    -------------       -------------    -------------

Net Income (Loss)                           $      116,147    $  (1,395,026)      $     (61,592)   $  (1,895,818)
                                            ==============    =============       =============    =============

Net Income (Loss) allocated:
   To General Partners                      $        1,161    $     (13,950)      $        (616)   $     (18,958)
   To Limited Partners                             114,986       (1,381,076)            (60,976)      (1,876,860)
                                            --------------    -------------       -------------    -------------
                                            $      116,147    $  (1,395,026)      $     (61,592)   $  (1,895,818)
                                            ==============    =============       =============    =============
Net Income (Loss) per Limited
    Partnership Unit

    (60,000 Units)                          $         1.91    $      (23.02)      $       (1.02)   $       (31.28)
                                            ==============    =============       =============    ==============

               The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)

            STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

               For the Six Months Ended September 30, 2000

                              (Unaudited)

                                                    Initial          Investor              Net
                                   General          Limited           Limited          Unrealized
                                   Partners        Partners          Partners            Losses           Total
                                 -----------     -------------    --------------    -------------    ----------

Balance at March 31, 2000        $  (493,537)    $       5,000    $    3,866,594    $     (21,360)   $    3,356,697
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale         -                -                 -           11,134            11,134
   Net Loss                             (616)               -           (60,976)               -           (61,592)
                                 -----------     -------------       -----------       ----------       -----------
Comprehensive Income (Loss)             (616)               -           (60,976)          11,134           (50,458)
                                 ------------    -------------       -----------       ----------       -----------

Balance at September 30, 2000    $  (494,153)    $       5,000    $    3,805,618    $     (10,226)   $    3,306,239
                                 ===========     =============    ==============    =============    ==============

                         The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)

                        STATEMENTS OF CASH FLOWS

             For the Six Months Ended September 30, 2000 and 1999

                                 (Unaudited)

                                                                                                        1999
                                                                                       2000          (Restated)
                                                                                  -------------    ------------

Net cash used for operating activities                                            $    (150,045)   $    (256,367)

Net cash provided by investing activities                                               175,872           89,380
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                     25,827         (166,987)

Cash and cash equivalents, beginning                                                    243,820          273,496
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     269,647    $     106,509
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2000:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  35,410,260

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $7,526,121)                                                              (33,124,418)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (2,792,687)
                                                                                                 -------------

Investments in Local Limited Partnerships
   before adjustment                                                                                  (506,845)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                   4,334,939

     Accumulated amortization of acquisition
       fees and expenses                                                                            (1,266,671)
                                                                                                 -------------

Investments in Local Limited Partnerships before reserve for valuation                               2,561,423

Reserve for valuation of investments in Local Limited Partnerships                                  (1,220,871)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   1,340,552

                                                                                                 =============


            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                         (A Limited Partnership)

              Notes to the Financial Statements (continued)

                             (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local
Limited Partnerships for the six months ended September 30, 2000 is $1,200,171. For the six months ended September 30, 2000 the Partnership has not recognized $1,296,462 of equity in losses relating to twenty-nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2. Commitments

At September 30, 2000, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the property's achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of $269,647 as compared to $243,820 at March 31, 2000. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the
Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $84,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to two Local Limited Partnerships.

Management believes that the investment income earned on the
Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At September 30, 2000, approximately $946,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At September 30, 2000, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the property's achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                        (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 2000 resulted in a net income of $116,147 and a net loss of $61,592, respectively, as compared to a net loss of $1,395,026 and $1,895,818 for the same periods in 1999. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships and provision for valuation of investment in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Property Discussions

As previously reported, Chapparal, Nottingham Square, Patrick
Henry and Shadow Wood, which are all located in Oklahoma and have the same Local General Partner, encountered operating difficulties. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transferred ownership of each property to the Local General Partner. The plan included provisions to minimize the risk of recapture. Subsequent to HUD approval of the plan, the Managing General Partner consummated the transfer, effective July 1, 1998, of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. On February 28, 2000, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in such properties to the Local General Partner. These transfers will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income for the 2000 tax year.

The Local General Partner of Ashton Place (Waynesboro, Georgia),
Bamberg Garden (Bamberg, South Carolina), Highland Village (Monroe, Georgia), McKinley Lane, (Fitzgerald, Georgia), Meadowbrook (Americus, Georgia) and Willowpeg Lane (Rincon, Georgia) expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has not yet transferred any of the Partnership's interest in these properties.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership’s financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                        (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

          BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II

                        (A Limited Partnership)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November   14   , 2000             BOSTON FINANCIAL QUALIFIED HOUSING
                                           TAX CREDITS L.P. II

                                      By: Arch Street, Inc.,
                                          its Managing General Partner

                                          /s/Randolph G. Hawthorne
                                          ------------------------
                                          Randolph G. Hawthorne
                                          Managing Director, Vice President and
                                          Chief Operating Officer