Form 10QSB
period 2000-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2001-02-14
CIK 830997

February  14,   2001




Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2000 File Number 0-17777


Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith a copy of subject report.

Very truly yours,



/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller

QH2-Q3.DOC

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31,   2000
                                      ---------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                         Commission file number 0-17777

         Boston Financial Qualified Housing Tax Credits  L.P.  II
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                  04-3002607
---------------------------------------     ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-------------------------------------------      ------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                            (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                                         1

         Statements of Operations (Unaudited) - For the Three and Nine

           Months Ended December 31, 2000 and 1999                                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2000                           3

         Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 2000 and 1999                                4

         Notes to the Financial Statements (Unaudited)                                         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7

PART II - OTHER INFORMATION

Items 1-6                                                                                      9

SIGNATURE                                                                                     10

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                    $       149,710
Marketable securities, at fair value                                                               1,723,344
Investments in Local Limited Partnerships, net (Note 1)                                            1,266,815
Other assets                                                                                          29,299
                                                                                             ---------------
     Total Assets                                                                            $     3,169,168
                                                                                             ===============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                $        46,885
Accounts payable and accrued expenses                                                                 23,240
                                                                                             ---------------
     Total Liabilities                                                                                70,125
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             3,094,213
Net unrealized gains on marketable securities                                                          4,830
                                                                                             ---------------
Total Partners' Equity                                                                             3,099,043
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     3,169,168
                                                                                             ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2000 and 1999
                                  (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                                               December 31,                         December 31,
                                             December 31,          1999           December 31,          1999
                                                 2000           (Restated)            2000           (Restated)
                                            --------------    -------------       -------------    ------------
Revenue:
   Investment                               $       31,988    $      26,641       $      92,320    $      87,442
   Other                                           115,715            1,675             176,274            7,744
                                            --------------    -------------       -------------    -------------
     Total Revenue                                 147,703           28,316             268,594           95,186
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees,
     related party                                  70,608           69,096             211,824          203,762
   General and administrative
     (includes reimbursements
     to an affiliate of $271,576
     and $74,774 in 2000 and
     1999, respectively)                           225,610           45,123             351,157          136,568
   Provision for valuation of
     investments in Local Limited

     Partnerships                                        -              687                 300        1,194,155
   Amortization                                      5,855           16,090              17,566           49,916
                                            --------------    -------------       -------------    -------------
     Total Expenses                                302,073          130,996             580,847        1,584,401
                                            --------------    -------------       -------------    -------------

Loss before equity in income (losses) of
   Local Limited Partnerships                     (154,370)        (102,680)           (312,253)      (1,489,215)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                   (67,882)        (112,488)             28,409         (621,771)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (222,252)   $    (215,168)      $    (283,844)   $  (2,110,986)
                                            ==============    =============       =============    =============

Net Loss allocated:
   To General Partners                      $       (2,222)   $      (2,152)      $      (2,838)   $     (21,110)
   To Limited Partners                            (220,030)        (213,016)           (281,006)      (2,089,876)
                                            --------------    -------------       -------------    -------------
                                            $     (222,252)   $    (215,168)      $    (283,844)   $  (2,110,986)
                                            ==============    =============       =============    =============
Net Loss per Limited

   Partnership Unit (60,000 Units)          $        (3.66)   $       (3.55)      $       (4.68)   $       (34.83)
                                            ==============    =============       =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2000
                                  (Unaudited)

                                                                                         Net
                                                     Initial          Investor        Unrealized
                                   General           Limited          Limited           Gains
                                   Partners         Partners         Partners         (Losses)            Total

Balance at March 31, 2000        $  (493,537)    $       5,000    $    3,866,594    $     (21,360)   $    3,356,697
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale         -                 -                 -           26,190            26,190
   Net Loss                           (2,838)                -          (281,006)               -          (283,844)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Income (Loss)           (2,838)                -          (281,006)          26,190          (257,654)
                                   ---------     -------------    --------------    -------------    --------------

Balance at December 31, 2000     $  (496,375)    $       5,000    $    3,585,588    $       4,830    $    3,099,043
                                 ===========     =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                                       1999

                                                                                      2000           (Restated)
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (569,184)   $    (326,622)

Net cash provided by investing activities                                               475,074          195,876
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                               (94,110)        (130,746)

Cash and cash equivalents, beginning                                                    243,820          273,496
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     149,710    $     142,750
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2000:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  35,410,260

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $8,231,676)                                                              (33,077,973)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                  (2,907,014)
                                                                                                 -------------
Investments in Local Limited Partnerships
   before adjustment                                                                                  (574,727)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                   4,334,939

     Accumulated amortization of acquisition
       fees and expenses                                                                            (1,272,526)
                                                                                                 -------------
Investments in Local Limited Partnerships before reserve for valuation                               2,487,686

Reserve for valuation of investments in Local Limited Partnerships                                  (1,220,871)
                                                                                                 -------------
Investments in Local Limited Partnerships                                                        $   1,266,815
                                                                                                 =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 is $1,859,281. For the nine months ended December 31, 2000 the Partnership has not recognized $1,887,690 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At December 31, 2000, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the property's achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of $149,710 as compared to $243,820 at March 31, 2000. The decrease is primarily attributable to purchases of marketable securities and cash used for operating activities. These decreases are partially offset by proceeds from sales and maturities of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $91,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to two Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At December 31, 2000, approximately $939,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At December 31, 2000, the Partnership has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the property's achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $338,000.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 2000 resulted in a net loss of $222,252 and $283,844, respectively, as compared to a net loss of $215,168 and $2,110,986 for the same periods in 1999. The decrease in net loss is primarily attributable to decreases in equity in losses of Local Limited Partnerships and provision for valuation of investment in Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease is partially offset by an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.


Property Discussions

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, which are all located in Oklahoma and have the same Local General Partner, encountered operating difficulties. Due to concerns regarding the long-term viability of these properties, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transfers ownership of each property to the Local General Partner. The plan includes provisions to minimize the risk of recapture. Subsequent to the U.S. Department of Housing and Urban
Development's (HUD's) approval of the plan, the Managing General Partner consummated the transfer, effective July 1, 1998, of 49.5% of the Partnership's capital and profits in the properties to the Local General Partner. On February 28, 2000, the Partnership exercised its right to transfer its remaining interest in such properties to the Local General Partner. These transfers will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income for the 2000 tax year.

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

In March 2000, the Westmoreland County Housing Authority (WCHA) purchased the then Local General Partner's interest in Eastmont Estates (Greensburg, PA). The Managing General Partner concurrently executed a Transfer and Option Agreement with WCHA and transferred 49.5% of the Partnership's interest in Eastmont Estates to the WCHA. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the WCHA any time after one year has elapsed. During 2000, the property's occupancy declined downward and the property operated at a deficit. The vacancy and unit turnover issues are due primarily to HUD's conversion of the property's project-based rental assistance to portable vouchers as well as to soft market conditions for apartment units. The Managing General Partner continues to closely monitor the property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February  14,  2001    BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II

                             By: Arch Street, Inc.,
                             its Managing General Partner

                             /s/Jenny Netzer
                             -----------------------------------------------
                             Jenny Netzer
                             Managing Director and President