Form 10KSB
period 2001-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2001-06-29
CIK 830997

June  29 , 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2001 File Number 0-17777



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

For the fiscal year ended                   March 31, 2001
                         ------------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For  the  transition  period   from  -----------------  to  -------------------


                         Commission file number 0-17777

           Boston Financial Qualified Housing Tax Credits L.P. II
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           04-3002607
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
-------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                        $60,000,000 as of March 31, 2001

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

        "Estimated Use of Proceeds"                      Part III, Item 13

        "Management Compensation and Fees"               Part III, Item 13

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                 Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                     Page No.
PART I

     Item 1       Business                                              K-3
     Item 2       Properties                                            K-5
     Item 3       Legal Proceedings                                     K-14
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                      K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                       K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         K-15
     Item 7       Financial Statements and Supplementary Data           K-17
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                K-17

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                     K-17
     Item 10      Management Remuneration                               K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                 K-18
     Item 12      Certain Relationships and Related Transactions        K-19
     Item 13      Exhibits and Reports on Form 8-K                      K-21

SIGNATURES                                                              K-22
----------

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

The Partnership originally invested as a limited partner in forty limited partnerships ("Local Limited Partnerships") which own and operate forty residential apartment complexes ("Properties"), most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                  (Unaudited)

               Local Limited                                    Date Interest
               Partnerships*              Location                Acquired
-------------------------------------------------------------------------------

Americus Properties L.P.            Americus, GA                    10/01/88
Atlantic Terrace L.P.               Washington, DC                  12/01/88
B&C Housing II Assoc.(1)            Tulsa, OK                       12/01/88
B&C Housing III Assoc.(1)           Moore, OK                       10/01/88
Bamberg Properties L.P.             Bamberg, SC                     01/20/89
Birch Associates                    Reno, NV                        07/10/88
Blair Senior Housing I, L.P.        Blair, NE                       01/03/89
Brighton Manor Apartments, L.P.     Douglasville, GA                12/29/89
Buckfield Housing Assoc.            Buckfield, ME                   08/01/88
Chapparal Housing Assoc.(1)         Midland, TX                     12/01/88
DeSoto Associates L.P.              DeSoto, MO                      03/31/89
Durham Park L.P.                    Tigard, OR                      12/29/88
Eastmont Estates Assoc.             Greenburg, PA                   12/01/88
Garden Cove Apartments, Ltd.        Huntsville, AL                  05/11/89
Grayton Pointe Assoc.(1)            Macon, GA                       12/27/88
La Center Associates, L.P.          La Center, KY                   03/31/89
Lamar Assoc., L.P.                  Lamar, AR                       12/01/88
Linden Housing Assoc. Inc.          Reno, NV                        08/01/88
McKinley-Walker Ltd.                Fitzgerald, GA                  02/08/89
Milo Housing Assoc., L.P.           Milo, ME                        12/20/89
Monroe Properties L.P.              Monroe, GA                      12/01/88
Mulberry Assoc. I L.P.              Mulberry, AR                    12/01/88
Newport Housing Assoc.              Newport, ME                     08/01/88
Paragould Associates                Paragould, AR                   12/01/88
San Antonio Ltd., S.E.              Aguadilla, PR                   10/01/88
Shadow Wood Housing Ltd.(1)         Chickasha, OK                   12/01/88
Shannon Creste Apts. L.P.           Union City, GA                  07/10/89
Snapfinger Creste Apts. L.P.(1)     Decatur, GA                     12/30/88
Springhill Housing L.P. I           Casper, WY                      10/01/88
Springhill Housing L.P. II          Casper, WY                      10/01/88
Springhill Housing L.P. III         Casper, WY                      10/01/88
Strafford Assoc. L.P.               Strafford, MO                   03/31/89
Unity Family Housing Assoc.         Unity, ME                       08/01/88
Ward Manor Associates L.P.          Ward, AR                        12/01/88
Warrenton Assoc. L.P.               Warrenton, MO                   03/31/89
Wayne Apartment Project L.P.        Boston, MA                      12/22/88
Waynesboro Properties L.P.          Waynesboro, GA                  12/01/88
Willow Creek Housing L.P.           Reno, NV                        08/01/88
Willowpeg Lane II, L.P.             Rincon, GA                      10/01/88
Winona Associates I, L.P.           Winona, MO                      12/01/88


* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1) The Partnership no longer has an interest in this Local Limited Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners, with the exception of Garden Cove Apartments, Ltd. and Shannon Creste Apts, L.P. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships:
(i)  Waynesboro  Properties  L.P., Monroe  Properties  L.P., Bamberg Properties
L.P., Americus Properties L.P., McKinley-Walker Ltd. and Willowpeg Lane II, L.P., representing 4.94%, have Norsouth Corporation as Local General Partner;
(ii) Lamar Assoc. L.P., Mulberry Assoc.I, L.P., Paragould Associates, Ward Manor Associates L.P., Blair Senior Housing I, L.P., DeSoto Associates L.P., La Center Associates L.P., Strafford Assoc. L.P., Warrenton Assoc. L.P. and Winona Associates I, L.P., representing 2.94%, have Joseph A. Shepard and the Lockwood Group as Local General Partners; (iii) Buckfield Housing Assoc., Newport Housing Assoc., Milo Housing Assoc. L.P. and Unity Family Housing Assoc., representing 2.93%, have Charles B. Mattson and Todd J. Mattson as Local General Partners;
(iv) Birch Associates, Linden Housing Assoc. Inc. and Willow Creek Housing L.P., representing 3.99%, have Robert F. Nielsen, Dennis F. Johnson and J. Michael Queenan as Local General Partners; and (v) Springhill Housing L.P. I, Springhill Housing L.P. II and Springhill Housing L.P. III, representing 4.85%, have Delwood Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease") an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-four Local Limited Partnerships which own and operate thirty-four Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.



                                                                   Capital Contributions
                                                                  Total           Paid       Mtge. loans
Local Limited Partnership                             Number   committed at       through    payable at     Type     Occupancy at
Property Name                                           of       March 31,       March 31,   December 31,    of        March 31,
Property Location                                   Apt. Units     2001           2001         2000        Subsidy*      2001
--------------------------------------------------- ---------- ------------  -------------  -------------- --------  ------------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                                             55     $ 333,000       $ 333,000     $ 1,455,947    FmHA          100%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                                          198     3,073,000       3,073,000      10,964,868  Section 8        96%

B&C Housing Associates, II,  (1)
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                                              24       162,750         162,750         728,717    FmHA          100%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                                138       780,000         780,000       3,202,647  Section 8        96%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                                12        78,000          78,000         355,269    FmHA           92%





                                                                  Capital Contributions
                                                                  Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units   2001             2001           2000      Subsidy*      2001
--------------------------------------------------- ---------- ----------    ------------   -------------- --------  ------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                                         40     1,050,000       1,050,000       1,166,030    None           95%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                                            20       234,000         234,000       1,074,680    FmHA          100%

Chapparal Housing Associates, Ltd., (1)
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                                               24       118,500         118,500         558,099    FmHA          100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                                              224     4,100,000       4,100,000       9,234,284    None           98%

Eastmont Estates Associates
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA                                           103       950,000         950,000       2,439,972  Section 8        78%





                                                                  Capital Contributions
                                                                   Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units    2001             2001          2000       Subsidy*     2001
--------------------------------------------------- ---------- ----------   --------------  -----------------------  ------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                                          200     3,264,264       3,264,264       3,463,629    None           85%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

La Center Associates Limited Partnership
La Center
La Center, KY                                            12        85,125          85,125         393,735    FmHA          100%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                                20       137,250         137,250         618,922    FmHA           90%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                                 40       342,750         342,750       1,068,696  Section 8       100%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                                           48       330,000         330,000       1,398,764    FmHA           96%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                                 24       273,000         273,000       1,248,710    FmHA          100%





                                                                  Capital Contributions
                                                                   Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units     2001            2001          2000       Subsidy*     2001
--------------------------------------------------- ---------- ----------   --------------  -----------------------  ------------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                               55       321,750         321,750       1,445,532    FmHA          100%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                             24       164,250         164,250         745,601    FmHA           96%

Newport Housing Associates (A Limited Partnership)
Newport Family
Newport, ME                                              24       271,500         271,500       1,249,191    FmHA          100%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                            14       101,625         101,625         461,672    FmHA           93%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aguadilla, PR                                           100       800,250         800,250       3,815,995    FmHA          100%

Shadow Wood Housing Associates, Limited, (1)
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                                          200     3,635,000       3,635,000       6,097,413    None           94%





                                                                  Capital Contributions
                                                                   Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units     2001            2001          2000       Subsidy*     2001
--------------------------------------------------- ---------- ----------   --------------  -----------------------  ------------

Snapfinger Creste Apartments, L.P.(1)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                               32       408,500         408,500       1,036,399  Section 8       100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                               48       597,000         597,000       1,414,094  Section 8       100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                               47       653,000         653,000       1,497,501  Section 8       100%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                                            12        64,500          64,500         291,432    FmHA           50%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                                                20       222,000         222,000         997,982    FmHA          100%

Ward Manor Associates I Limited Partnership
Ward Manor
Ward, AR                                                 16       114,750         114,750         519,516    FmHA           88%




                                                                  Capital Contributions
                                                                   Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units     2001            2001          2000       Subsidy*     2001
--------------------------------------------------- ---------- ----------   --------------  -----------------------  ------------

Warrenton Associates I, L.P.
     (A Limited Partnership)
Warrenton
Warrenton, MO                                            16        78,375          78,375         371,834    FmHA          100%


Wayne Apartments Project Limited Partnership
     (A Massachusetts Limited Partnership)
Wayne
Boston, MA                                              349    10,937,500      10,600,000      12,526,073  Section 8        96%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                                           36       217,500         217,500         941,621    FmHA          100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                                 25       240,000         240,000         712,623  Section 8       100%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                               48       325,500         325,500       1,461,759    FmHA           98%





                                                                  Capital Contributions
                                                                   Total           Paid        Mtge. loans
Local Limited Partnership                             Number   committed at       through      payable at    Type     Occupancy at
Property Name                                           of       March 31,       March 31,    December 31,    of        March 31,
Property Location                                   Apt. Units     2001            2001          2000       Subsidy*     2001
--------------------------------------------------- ---------- ----------   --------------  -----------------------  ------------

Winona Associates I, L.P.
Winona
Winona, MO                                                12        62,250          62,250         277,256   FmHA           92%
                                                     -------   -----------     -----------  --------------
                                                       2,260   $34,526,889     $34,189,389  $   75,236,463
                                                     =======   ===========     ===========  ==============


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

      (1) The Partnership no longer has an interest in this Local Limited Partnership.

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. The first is Wayne Apartment Project Limited Partnership. Wayne, representing 31.00% of the total capital contributions in Local Limited Partnerships, is a 349-unit apartment complex located in Boston, Massachusetts.

Wayne is financed by a combination of private and public sources, including a first mortgage at 7% interest and financing for a completed rehabilitation program at 10.75% interest. In addition to this, additional financing for the rehabilitation program is being provided by the U.S. Housing and Urban Development at an interest rate of 9.25%.

The second Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Durham Park Limited Partnership. Durham Park, representing 11.99% of the total capital contributions in Local Limited Partnerships, is a 224-unit apartment complex located in Tigard, Oregon.

Durham Park is financed through a mortgage secured through Amresco Services, L.P. at 6.96%. The loan is amortized over 30 years, with a balloon payment due at maturity.

The third Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Shannon Creste Limited Partnership. Shannon Creste, representing 10.63% of the total capital contributions in Local Limited Partnerships, is a 200-unit apartment complex located in Union City, GA.

Shannon Creste is financed through a mortgage secured through Citicorp at 9.75% interest.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the described Properties herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of the Report.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 4,056 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2001 and 2000, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Liquidity and capital resources

At March 31, 2001, the Partnership had cash and cash equivalents of $612,512 as compared to $243,820 at March 31, 2000. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by net cash used for operations, and purchases of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various property issues totaling approximately $94,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At March 31, 2001, approximately $936,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At March 31, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash distributions

No cash distributions were made in the years ended March 31, 2001 or 2000. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.
Results of operations

2001 versus 2000

The Partnership's results of operations for the year ended March 31, 2001 resulted in a net loss of $357,477 as compared to a net loss of $2,453,290 for the same period in 2000. The decrease in net loss is primarily due to a decrease in provision for valuation of investment in Local Limited Partnerships and equity income of Local Limited Partnerships in 2001 versus equity in losses in 2000. The decrease in provision for valuation of investment in Local Limited Partnerships is due to the transfer of four Local Limited Partnerships during the year ended March 31, 2000. The decrease in equity in income of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease is partially offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Low-income housing tax credits

The 2000 and 1999 Low-Income Housing Tax Credits per Unit for individuals were $29.61 and $81.32, respectively. The 2000 and 1999 Low-Income Housing Tax Credits per Unit for corporations were $32.06 and $86.42, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits have begun to decrease significantly as several Properties are reaching the end of the ten-year credit period. However, because the Tax Credit compliance periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

The Tax Credit per Unit for corporate investors will be slightly higher for the reaming years of the credit period than that for individual investors because certain of the Properties took advantage of 1990 federal legislation that allowed the acceleration of future tax credits to individuals in the tax year ended December 31 1990. For those Properties that elected to accelerate the individual credit, the accelerated portion is being amortized over the remainder of the credit period, thereby causing a reduction of this and future years tax credits passed through by those Properties. In total, both individual and corporate investors will be allocated equal amounts of Tax Credits.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in 33 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Chapparal, Nottingham Square, Patrick Henry and Shadow Wood, which are all located in Oklahoma and have the same Local General Partner, encountered operating difficulties. Due to concerns regarding the long-term viability of these Properties, the Managing General Partner negotiated a plan with the Local General Partner that ultimately transferred ownership of each Local Limited Partnership to the Local General Partner. The plan included provisions to minimize the risk of recapture. Subsequent to the U.S. Department of Housing and Urban Development's (HUD's) approval of the plan, the Managing General Partner consummated the transfer, effective July 1, 1998, of 49.5% of the Partnership's capital and profits in the Local Limited Partnerships to the Local General Partner. On February 28, 2000, the Partnership exercised its right to transfer its remaining interest in such Local Limited Partnerships to the Local General Partner. These transfers did not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event did result in both Section 1231 gain and cancellation of indebtedness income for the 2000 tax year.

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet not transferred any of the Partnership's interest in these Local Limited Partnerships.

In March 2000, the Westmoreland County Housing Authority (WCHA) purchased the Local General Partner's interest in Eastmont Estates, located in Greensburg, PA. The Managing General Partner concurrently executed a Transfer and Put Option Agreement with the WCHA and transferred 49.5% of the Partnership's interest in Eastmont Estates to the WCHA. The Transfer and Put Option Agreement provided that the Managing General Partner had the right to transfer and the WCHA had the right to call the Partnership's remaining interest in the Local Limited Partnership any time after one year elapsed from the initial transfer. In April 2001, the WCHA called the Partnership's remaining interest in the Local Limited Partnership.

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

Inflation and other economic factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 2001 and 2000.

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

Certain Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, management believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Estate Investments, Inc.("Lend Lease"). The Managing General Partner was incorporated in February 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.


     Name                                     Position

Jenny Netzer                 Principal, Head of Housing and Community Investment
Michael H. Gladstone         Principal, Member, Legal
Lauren M. Guillette          Principal, Member, Legal

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

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ending March 31, 2001 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, an affiliate of the General Partner currently manages Shannon Creste, a Local Limited Partnership in which the Partnership invests.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2001 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 2001. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2001.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $7,485 per property (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2001 are as follows:

                                                   2001            2000
                                              -------------     -----------

       Asset management fees                  $     277,316     $   274,370

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2001 are as follows:

                                                   2001            2000
                                              -------------     -----------

       Salaries and benefits                  $     384,879     $   137,847

Property management fees

Through January 31, 2000, an affiliate of the Managing General Partner was the management agent for two Local Limited Partnerships in which the Partnership has invested. The property management fee charged was equal to 5% and 4%, respectively, of each Local Limited Partnership cash receipts. During the year ended December 31, 2000, one of the Local Limited Partnerships changed management agents to a non-affiliate of the Partnership. Fees earned by this affiliate for the years ended December 31, 2000 are as follows:

                                                  2000            1999
                                             -------------     -----------

       Property management fees              $      61,730     $    97,101

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)    Documents filed as a part of this Report

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

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                        Date:    June    28   , 2001
           ---------------------------------------         -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June   29  , 2001
           ---------------------------------------          -------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                Date:      June    29  , 2001
           -----------------------------                    -------------------
           Michael H. Gladstone
           Director

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2001

                                      Index


                                                                     Page No.

Reports of Independent Accountants
     For the years ended March 31, 2001 and 2000                        F-2

Financial Statements

     Balance Sheet - March 31, 2001                                     F-3

     Statements of Operations - For the years ended
       March 31, 2001 and 2000                                          F-4

     Statements of Changes in Partners' Equity (Deficiency)
        For the years ended March 31, 2001 and 2000                     F-5

     Statements of Cash Flows - For the years ended
       March 31, 2001 and 2000                                          F-6

     Notes to the Financial Statements                                  F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. II:

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $1,276,940 at March 31, 2001, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $29,820 and $(658,502) for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2001




Assets

Cash and cash equivalents                                     $       612,512
Marketable securities, at fair value (Note 3)                       1,380,304
Investments in Local Limited Partnerships, net (Note 4)             1,276,940
Other assets                                                           23,858
                                                              ----------------
     Total Assets                                             $     3,293,614
                                                              ================

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                        $       225,679

Accrued expenses                                                       32,184
                                                              ---------------
     Total Liabilities                                                257,863
                                                              ---------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity              3,020,580
Net unrealized gains on marketable securities                          15,171
                                                              ---------------
Total Partners' Equity                                              3,035,751
                                                              ----------------
     Total Liabilities and Partners' Equity                   $     3,293,614
                                                              ===============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000


                                                                                    2001              2000
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $     120,339    $     114,381
   Other                                                                              264,224           66,625
                                                                                -------------    -------------
     Total Revenue                                                                    384,563          181,006
                                                                                -------------    -------------
Expenses:
   Asset management fees, affiliate  (Note 5)                                         277,316          274,370
   General and administrative
     (includes reimbursements to an affiliate
     in the amount of $384,879 and $137,847,
     respectively) (Note 5)                                                           486,783          219,248
   Provision for valuation of investments in Local
     Limited Partnerships                                                                 300        1,194,155
   Amortization                                                                        24,381           33,688
                                                                                -------------    -------------
     Total Expenses                                                                   788,780        1,721,461
                                                                                -------------    -------------

Loss before equity in income (losses) of Local Limited Partnerships and gain
   (loss) on transfer of interests in Local Limited
   Partnerships                                                                      (404,217)      (1,540,455)

Equity in income (losses) of Local Limited
   Partnerships (Note 4)                                                               29,820         (658,502)

Gain (loss) on transfer of interests
   in Local Limited Partnerships (Note 7)                                              16,920         (254,333)
                                                                                -------------    -------------

Net Loss                                                                        $    (357,477)   $  (2,453,290)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $      (3,575)   $     (24,533)
   Limited Partners                                                                  (353,902)      (2,428,757)
                                                                                -------------    -------------
                                                                                $    (357,477)   $  (2,453,290)
                                                                                =============    =============
Net Loss per Limited Partnership Unit
   (60,000 Units)                                                               $      (5.90)    $     (40.48)
                                                                                ============     ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2001 and 2000


                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gains
                                       Partners        Partners        Partners          (Losses)        Total
                                      ------------     --------      ------------      ----------------------------

Balance at March 31, 1999             $  (469,004)    $   5,000      $  6,295,351      $   10,438    $    5,841,785
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -         (31,798)          (31,798)
   Net Loss                               (24,533)            -        (2,428,757)              -        (2,453,290)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Loss                        (24,533)            -        (2,428,757)        (31,798)       (2,485,088)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2000                (493,537)        5,000         3,866,594         (21,360)        3,356,697
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -             -                 -          36,531            36,531
   Net Loss                                (3,575)            -          (353,902)              -          (357,477)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Income (Loss)                (3,575)            -          (353,902)         36,531          (320,946)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2001             $  (497,112)    $   5,000      $  3,512,692      $   15,171    $    3,035,751
                                      ===========     =========      ============      ==========    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             STATEMENT OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000



                                                                                      2001              2000
                                                                                  -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                       $    (357,477)   $  (2,453,290)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in (income) losses of Local Limited Partnerships                            (29,820)         658,502
     Provision for valuation of investments in Local Limited Partnerships                   300        1,194,155
     (Gain) loss on transfer of interests in Local Limited Partnerships                 (16,920)         254,333
     Amortization                                                                        24,381           33,688
     Gains on sales and maturities of marketable securities, net                         (3,144)          (3,334)
     Cash distributions included in net loss                                           (256,329)         (56,575)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                         594            2,944
       Accounts payable to affiliate                                                     91,998           41,379
       Accrued expenses                                                                  (2,256)           6,370
                                                                                  -------------    -------------
Net cash used for operating activities                                                 (548,673)        (321,828)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                  (796,274)        (697,183)
   Proceeds from sales and maturities
     of marketable securities                                                         1,278,201          806,005
   Cash distributions received from Local
     Limited Partnerships                                                               435,738          192,606
   Advances to affiliates                                                                  (300)          (9,276)
                                                                                  -------------    -------------
Net cash provided by investing activities                                               917,365          292,152
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                                                          368,692         (29,676)

Cash and cash equivalents, beginning                                                    243,820          273,496
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     612,512    $     243,820
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% (subsequently increased to 4%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. At March 31, 2001, the Managing General Partner has designated approximately $936,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Investments in Local Limited Partnerships

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


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000 and 1999.

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


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized            Fair
                                                Cost             Gains            Losses             Value
                                           -------------      -----------       ----------      -------------
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $   1,321,735      $    14,333       $     (366)     $   1,335,702

Mortgage backed securities                        43,398            1,204                -             44,602
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 2001                       $   1,365,133      $    15,537       $     (366)     $   1,380,304
                                           =============      ===========       ==========      =============

The contractual maturities at March 31, 2001 are as follows:

                                               Cost            Fair Value
                                          -------------       -------------

Due in less than one year                 $     724,758       $     730,609
Due in one year to five years                   596,977             605,093
Mortgage backed securities                       43,398              44,602
                                          -------------       --------------

                                          $   1,365,133       $   1,380,304
                                          =============       ==============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $328,000 and $411,000 during the fiscal years ended March 31, 2001 and 2000, respectively. Proceeds from the maturities of marketable securities were approximately $950,000 and $395,000 during the fiscal years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $3,591 and $3,388 and gross losses of $447 and $54 which were realized on the sales during the fiscal years ended March 31, 2001 and 2000, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in thirty-four Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      35,410,260

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,402,094)                                                                (32,973,892)

Cumulative cash distributions received from Local Limited Partnerships                                (2,994,155)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustment                                             (557,787)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,334,939

     Accumulated amortization of acquisition fees and expenses                                        (1,279,341)
                                                                                               -----------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,497,811

Reserve for valuation of investments in Local Limited Partnerships                                    (1,220,871)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $       1,276,940
                                                                                               =================

The Partnership has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of the investments.

For the year ended March 31, 2001, the Partnership advanced $300 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

Summarized financial information as of December 31, 2000 and 1999 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2000             1999
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  70,069,385     $  81,956,329
   Other assets                                                                  6,742,330         8,125,600
                                                                             -------------     -------------
     Total Assets                                                            $  76,811,715     $  90,081,929
                                                                             =============     =============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  75,236,463     $  78,773,991
   Other liabilities                                                            15,324,297        22,789,770
                                                                             -------------     -------------
     Total Liabilities                                                          90,560,760       101,563,761
                                                                             -------------     -------------

Partners' Deficiency:
   Partnership's Deficiency                                                    (11,304,411)       (8,673,673)
   Other Partners' Deficiency                                                   (2,444,634)       (2,808,159)
                                                                             -------------     -------------
     Total Partners' Deficiency                                                (13,749,045)      (11,481,832)
                                                                             -------------     -------------
       Total Liabilities and Partners' Deficiency                            $  76,811,715     $  90,081,929
                                                                             =============     ==============

Summarized Income Statements - for
the years ended December 31,

Rental and other income                                                      $  17,267,030     $  18,862,310
                                                                             -------------     -------------

Expenses:
   Operating                                                                     9,868,763        10,313,808
   Interest                                                                      6,161,847         6,739,927
   Depreciation and amortization                                                 4,285,476         4,622,096
                                                                             -------------     -------------
     Total Expenses                                                             20,316,086        21,675,831
                                                                             -------------     -------------

Net Loss                                                                     $  (3,049,056)    $  (2,813,521)
                                                                             =============     =============

Partnership's share of Net Loss (2000 includes adjustment from prior year)   $  (3,015,774)    $  (2,783,199)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (33,183)    $     (30,322)
                                                                             =============     =============

For the years ended March 31, 2001 and 2000, the Partnership has not recognized $3,045,594 and $2,124,697, respectively, of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses exceeds their total investment.

As previously reported, Snapfinger Creste and Grayton Pointe were written off during 1997. In addition, as previously reported, the Partnership transferred its interests in Chapparel, Nottingham, Patrick Henry and Shadow Wood during 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($11,304,411) differs from the Partnership's investments in Local Limited Partnerships before adjustment of ($557,787) principally because: a) the Partnership has not recognized $9,402,094 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; c) cash distributions paid to the Partnership and other lag period activities during the quarter ended March 31, 2001 are not reflected in the equity of certain Local Limited Partnerships at December 31, 2000; and d) the Partnership has included advances of approximately $1,221,000 in investments in Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $7,485 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $277,316 and $274,370 for the years ended March 31, 2001 and 2000, respectively. Included in accounts payable to affiliate at March 31, 2001 is $65,492 of Asset Management Fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000 is $384,879 and $137,847, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 2001, $160,187 respectively, is payable to an affiliate of the Managing General Partner.

Through January 31, 2000, an affiliate of the General Partner was the management agent for two Local Limited Partnerships. The property management fee charged was equal to 5% and 4%, respectively, of each Local Limited Partnerships cash receipts. During the year ended December 31 2000, one of the Local Limited Partnerships changed management agents to a non-affiliate of the Partnership. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $61,730 and $97,101 of fees earned by this affiliate for the years ended December 31, 2000 and 1999, respectively.

6.   Commitments

At March 31, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

7.   Transfer of Interests in Local Limited Partnerships

As previously reported, the Partnership finalized transfer of ownership of Chapparal, Nottingham Square, Patrick Henry and Shadow Wood to their Local General Partner in February 2000. The Partnership recognized a gain of $16,920 and a loss of $254,333 on the transfers for the years ended March 31, 2001 and 2000, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


8.   Federal Income Taxes

The following schedule reconciles of the reported financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                    2001               2000
                                                                                -------------    -------------
Net Loss per financial statements                                               $    (357,477)   $  (2,453,290)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in
   losses for tax (financial reporting) purposes                                     (299,782)         103,724

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (3,045,594)      (2,124,697)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                        22,796           72,908

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                        300        1,194,155

Gain on write-off of investment in Local Limited Partnership for tax
   purposes in excess of gain for financial reporting purposes                        643,561          254,333

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                (398,422)        (142,828)

Related party expenses for tax purposes in excess of related party
   expenses for financial reporting purposes                                           (5,116)               -

Cash distributions included in net loss for financial reporting purposes             (226,610)         (97,304)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (3,666,344)   $  (3,192,999)
                                                                                =============    =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                         Financial              Tax
                                                         Reporting           Reporting
                                                         Purposes            Purposes          Differences
                                                       ------------        ------------       -------------

   Investments in Local Limited Partnerships           $  1,276,940        $ (3,390,577)       $  4,667,517
                                                       ============        ============        =============
   Other assets                                        $  2,016,674        $ 10,174,810        $ (8,158,136)
                                                       ============        ============        ============
   Liabilities                                         $    257,863        $     70,125        $    187,738
                                                       ============        ============        =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,203,000 greater than for financial reporting purposes, including approximately $9,402,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; ii) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; iii) the Partnership has provided a provision for valuation of approximately $1,221,000 against its investments in Local Limited Partnerships for financial reporting purposes; and
(iv) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $552,000 greater than for financial reporting purposes.