Form 10QSB
period 2001-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2001-08-14
CIK 830997

August 14, 2001




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2001
        File Number 0-17777



Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.



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

For the quarterly period ended      June 30, 2001
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                    to
                              -------------------    ----------------------


                         Commission file number 0-17777
                                                -------
   Boston Financial Qualified Housing Tax Credits L.P.II
-------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


   Delaware                                            04-3002607
-------------------------------------              ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
-------------------------------------------         ---------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                          1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2001 and 2000                              2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2001                                                             3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2001 and 2000                                     4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                  10

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      457,453
Marketable securities, at fair value                                                           1,342,074
Investments in Local Limited Partnerships, net (Note 1)                                        1,185,967
Other assets                                                                                      23,335
                                                                                          --------------
     Total Assets                                                                         $    3,008,829
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                             $       68,990
Accrued expenses                                                                                  36,624
                                                                                          --------------
Total Liabilities                                                                                105,614
                                                                                          --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                         2,889,110
Net unrealized gains on marketable securities                                                     14,105
                                                                                          --------------
     Total Partners' Equity                                                                    2,903,215
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    3,008,829
                                                                                          ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                    2001              2000
                                                                                -------------    -------------
Revenue:
    Investment                                                                  $      26,408    $      29,712
   Other                                                                               51,551           57,302
                                                                                -------------    -------------
     Total Revenue                                                                     77,959           87,014
                                                                                -------------    -------------
Expenses:
   Asset management fees, affiliate                                                    65,492           70,608
   General and administrative (includes reimbursements
     to an affiliate of $83,961 and $35,728, respectively)                            123,950           59,567
   Amortization                                                                         5,855            6,292
                                                                                -------------    -------------
  Total Expenses                                                                      195,297          136,467
                                                                                -------------    -------------
Loss before equity in losses of Local Limited Partnerships                           (117,338)         (49,453)
Equity in losses of Local Limited Partnerships (Note 1)                               (14,132)        (128,286)
                                                                                -------------    -------------

Net Loss                                                                        $    (131,470)   $    (177,739)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $      (1,315)   $      (1,777)
   Limited Partners                                                                  (130,155)        (175,962)
                                                                                -------------    -------------
                                                                                $    (131,470)   $    (177,739)
   Net Loss per Limited                                                         =============    =============
   Partnership Unit (60,000 Units)                                              $       (2.17)   $       (2.93)
                                                                                =============    =============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)




                                                    Initial          Investor            Net
                                   General          Limited           Limited        Unrealized
                                   Partners        Partners          Partners           Gains             Total
                                 -----------     -------------    --------------    -------------    --------------

Balance at March 31, 2001        $  (497,112)    $       5,000    $    3,512,692    $      15,171    $    3,035,751
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale          -                -                 -           (1,066)           (1,066)
   Net Loss                           (1,315)                -          (130,155)               -          (131,470)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Loss                    (1,315)                -          (130,155)          (1,066)         (132,536)
                                 -----------     -------------    --------------    -------------    --------------

Balance at June 30, 2001         $  (498,427)    $       5,000    $    3,382,537    $      14,105    $    2,903,215
                                 ===========     =============    ==============    =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                       2001             2000
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (312,396)   $    (145,819)
Net cash provided by (used for) investing activities                                    157,337          (34,848)
                                                                                  -------------    -------------
Net decrease in cash and cash equivalents                                              (155,059)        (180,667)
Cash and cash equivalents, beginning                                                    612,512          243,820
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $     457,453    $      63,153
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which the Partnership has a limited Partnership interest on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in thirty-three Local Limited Partnerships which own and operate multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    34,460,260

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,083,106)                                                               (32,006,093)

Cumulative cash distributions received from Local Limited Partnerships                                (3,016,141)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustment                                             (561,974)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,217,324

     Accumulated amortization of acquisition fees and expenses                                        (1,248,512)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,406,838

Reserve for valuation of investments in Local Limited Partnerships                                    (1,220,871)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $     1,185,967
                                                                                                 ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $1,023,279. For the three months ended June 30, 2001 the Partnership has not recognized $1,009,147 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At June 30, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of $457,453 as compared to $612,512 at March 31, 2001. The decrease is primarily attributable to purchases of marketable securities and cash used for operating activities. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various Property issues totaling approximately $109,000 have been paid from Reserves. The Partnership also advanced approximately $1,221,000 to four Local Limited Partnerships.

Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At June 30, 2001, approximately $921,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At June 30, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Partnership's results of operations for the three months ended June 30, 2001 resulted in a net loss of $131,470 as compared to a net loss of $177,739 for the same period in 2000. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in loses and cumulative distributions have exceeded its total investment. The decrease in net loss is partially offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2001                BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


                               By:     Arch Street, Inc.,
                                       its Managing General Partner


                                       /s/Jenny Netzer
                                       ------------------------------------
                                       Jenny Netzer
                                       Principal, Head of Housing and
                                       Community Investment