Form 10QSB
period 2001-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2002-02-13
CIK 830997

February 14,  2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-17777


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

For the quarterly period ended          December 31, 2001
                              -------------------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------    -----------------------
                         Commission file number 0-17777
                                                --------
             Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                           04-3002607
------------------------------------          --------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


 101 Arch Street, Boston, Massachusetts             02110-1106
-------------------------------------------    --------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2001 and 2000                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2001                             3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2001 and 2000                                                      4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

PART II - OTHER INFORMATION

Items 1-6                                                                                        9

SIGNATURE                                                                                        10


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                    $       586,233
Marketable securities, at fair value                                                               1,342,586
Investments in Local Limited Partnerships, net (Note 1)                                            1,454,355
Other assets                                                                                          18,080
                                                                                             ----------------
     Total Assets                                                                            $     3,401,254
                                                                                             =================

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                $       117,032
Accrued expenses                                                                                      24,921
Deferred revenue (Note 2)                                                                            236,877
                                                                                             ---------------
     Total Liabilities                                                                               378,830
                                                                                             ----------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                             3,000,229
Net unrealized gains on marketable securities                                                         22,195
                                                                                             ---------------
Total Partners' Equity                                                                             3,022,424
                                                                                             ----------------
     Total Liabilities and Partners' Equity                                                  $     3,401,254
                                                                                             ===============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 2001              2000               2001              2000
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $       21,383    $      31,988       $      70,751    $      92,320
   Bad debt recovery                                     -                -              62,129                -
   Other                                             4,685          115,715              58,286          176,274
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  26,068          147,703             191,166          268,594
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees, related party             65,492           70,608             196,476          211,824
   General and administrative (includes
     reimbursements to an affiliate of
     $189,914 and $271,576 in 2001 and
     2000, respectively)                            72,726          225,610             287,028          351,157
   Provision for valuation of investment
     in Local Limited Partnership                        -                -                   -              300
   Amortization                                      3,069            5,855              14,780           17,566
                                            --------------    -------------       -------------    -------------
     Total Expenses                                141,287          302,073             498,284          580,847
                                            --------------    -------------       -------------    -------------

Loss before equity in income (losses) of
   Local Limited Partnerships                     (115,219)        (154,370)           (307,118)        (312,253)
Equity in income (losses) of Local
   Limited Partnerships (Note 1)                   297,050          (67,882)            286,767           28,409
                                            --------------    -------------       -------------    -------------

Net Income (Loss)                           $      181,831    $    (222,252)      $     (20,351)   $    (283,844)
                                            ==============    =============       =============    =============

Net Income (Loss) allocated:
   To General Partners                      $        1,818    $      (2,222)      $        (204)   $      (2,838)
   To Limited Partners                             180,013         (220,030)            (20,147)        (281,006)
                                            --------------    -------------       -------------    -------------
                                            $      181,831    $    (222,252)      $     (20,351)   $    (283,844)
                                            ==============    ==============      ===============  ==============
Net Income (Loss) per Limited
   Partnership Unit (60,000 Units)          $         3.00    $       (3.66)      $       (0.34)   $       (4.68)
                                            ==============    ==============      ===============  ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                     Initial         Investor           Net
                                   General           Limited         Limited         Unrealized
                                   Partners         Partners         Partners          Gains              Total
                                 -----------     -------------    --------------    -------------    --------------

Balance at March 31, 2001        $  (497,112)    $       5,000    $    3,512,692    $      15,171    $    3,035,751
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -                -                 -             7,024             7,024
   Net Loss                             (204)               -           (20,147)               -            (20,351)
                                 ------------       -----------    -------------    -------------    --------------
Comprehensive Income (Loss)             (204)               -           (20,147)            7,024           (13,327)
                                 ------------       -----------    -------------    -------------    ---------------

Balance at December 31, 2001     $  (497,316)    $       5,000    $    3,492,545    $      22,195    $    3,022,424
                                 ===========     =============    ==============    =============    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                      2001              2000
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (277,448)   $    (569,184)

Net cash provided by investing activities                                               251,169          475,074
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                               (26,279)         (94,110)

Cash and cash equivalents, beginning                                                    612,512          243,820
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     586,233    $     149,710
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    34,398,131

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,173,448)                                                               (31,705,194)

Cumulative cash distributions received from Local Limited Partnerships                                (3,039,727)
                                                                                                 --------------- -

Investments in Local Limited Partnerships before adjustment                                             (346,790)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,217,324

     Accumulated amortization of acquisition fees and expenses                                        (1,257,437)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,613,097

Reserve for valuation of investments in Local Limited Partnerships                                    (1,158,742)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $     1,454,355
                                                                                                 ===============


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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $1,812,722. For the nine months ended December 31, 2001, the Partnership has not recognized $2,099,489 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Deferred Revenue

Deferred revenue represents a deposit on the future sale of the Partnership's interest in a Local Limited Partnership.

3.   Commitments

At December 31, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of $586,233 as compared to $612,512 at March 31, 2001. The decrease is primarily attributable to purchases of marketable securities and cash used for operating activities. These increases are partially offset by proceeds from sales and maturities of marketable securities, cash distributions received from Local Limited Partnerships and reimbursement of advances made to certain Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds to Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner decided to increase the reserve level to 4%, and it transferred the additional funds to the Reserve account. To date, approximately $149,000 has been withdrawn from the Reserve account to pay legal and other costs related to the Mod Rehab issue. Additionally, legal fees relating to various Property issues totaling approximately $123,000 have been paid from Reserves. The Partnership also advanced approximately $1,159,000 to certain Local Limited Partnerships.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. At December 31, 2001, approximately $969,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

At December 31, 2001, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as disclosed above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2001 resulted in net income of $181,831 as compared to a net loss of $222,252 for the same period in 2000. The increase in net income is primarily due to an increase in equity in income of Local Limited Partnerships and a decrease in general and administrative expense. The increase in equity in income of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the three months ended December 31, 2000. The increase in net income is partially offset by a decrease in other revenue related to the timing of distributions received by the Partnerships.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2001 resulted in a net loss of $20,351 as compared to a net loss of $283,844 for the same period in 2000. The decrease in net loss is primarily due to an increase in equity in income of Local Limited Partnerships, a decrease in general and administrative expense and bad debt recovery in 2001. The increase in the equity in income of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership which occurred in the three months ended December 31, 2000. The bad debt recovery in 2001 relates to reimbursements of previously reserved for advances made to certain Local Limited Partnerships in prior years. The decrease in net loss is partially offset by a decrease in other revenue related to the timing of distributions, received by the Partnership.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in thirty-three Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, has expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of the Properties continue to

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

generate tax credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships. An affiliate of the Managing General Partner replaced the existing Local General Partner at Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains high occupancy and generates positive cash flow. Effective September 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005. Shortly after the transfer a fire damaged one of the buildings at the Property. Insurance proceeds are expected to cover the damage, and the building is under repair.

During the period ended December 31, 2001, Atlantic Terrace, located in Washington, D.C., operated at a deficit primarily due to capital expenditures incurred to repair a sewer line. Due to the Property's age it is likely that significant additional amounts for maintenance and repairs will be incurred in the future. Further, the Property suffers from security issues due to its inner-city location. As a result, the Property is expected to continue to operate at a deficit. The Local General Partner has funded, and has indicated that it will continue to fund, operating deficits. The Property generated it final year of tax credits in 1999.

In March 2000, the Westmoreland County Housing Authority (WCHA) purchased the Local General Partner's interest in Eastmont Estates, located in Greensburg, Pennsylvania. The Managing General Partner concurrently executed a Transfer and Put Option Agreement with the WCHA and transferred 49.5% of the Partnership's interest in Eastmont Estates to the WCHA. The Transfer and Put Option Agreement provided that the Managing General Partner had the right to transfer and the WCHA had the right to call the Partnership's remaining interest in the Local Limited Partnership any time after one year elapsed from the initial transfer. In April 2001, the WCHA called the Partnership's remaining interest in the Local Limited Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002                    BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. II


                                         By: Arch Street, Inc.,
                                             its Managing General Partner




                                             /s/Jenny Netzer
                                             ----------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment