Form 10KSB
period 2002-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2002-06-28
CIK 830997

June 28, 2002



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2002 File Number 0-17777



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

For the fiscal year ended             March 31, 2002
                            ---------------------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to


                   Commission file number 0-17777

 Boston   Financial   Qualified   Housing  Tax   Credits   L.P.  II
-------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        Delaware                              04-3002607
---------------------------------     ------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                     02110-1106
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

                        $60,000,000 as of March 31, 2002

                                      K-22
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                          Part of Report on
                                                          Form 10-KSB into
                                                          Which the Document
Documents incorporated by reference                       is Incorporated
-----------------------------------                       ---------------

Post-Effective Amendment No. 1 to the
 Form S-11 Registration Statement, dated
 November 8, 1988, File # 33-20719                        Part I, Item 1

Report on Form 8-K filed on January 20, 1989              Part I, Item 1
June 21, 1990. November 20, 1990 and December 7, 1990

Acquisition Reports                                       Part I, Item 1

Prospectus - Sections Entitled:

        "Investment Objectives and Policies -
         Principal Investment Policies"                    Part I, Item I

        "Estimated Use of Proceeds"                       Part III, Item 12

        "Management Compensation and Fees"                Part III, Item 12

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                  Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                     Page No.
PART I

     Item 1       Business                                              K-3
     Item 2       Properties                                            K-5
     Item 3       Legal Proceedings                                     K-14
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                      K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                       K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         K-15
     Item 7       Financial Statements and Supplementary Data           K-18
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                K-18

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                     K-18
     Item 10      Management Remuneration                               K-19
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                 K-19
     Item 12      Certain Relationships and Related Transactions        K-19
     Item 13      Exhibits and Reports on Form 8-K                      K-21

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


               Local Limited                                                      Date Interest
               Partnerships*                             Location                      Acquired
---------------------------------------------    --------------------------    -------------------------

Americus Properties L.P.                           Americus, GA                    10/01/88
Atlantic Terrace L.P.                              Washington, DC                  12/01/88
B&C Housing II Assoc.(1)                           Tulsa, OK                       12/01/88
B&C Housing III Assoc.(1)                          Moore, OK                       10/01/88
Bamberg Properties L.P.                            Bamberg, SC                     01/20/89
Birch Associates                                   Reno, NV                        07/10/88
Blair Senior Housing I, L.P.                       Blair, NE                       01/03/89
Brighton Manor Apartments, L.P.                    Douglasville, GA                12/29/89
Buckfield Housing Assoc.                           Buckfield, ME                   08/01/88
Chapparal Housing Assoc.(1)                        Midland, TX                     12/01/88
DeSoto Associates L.P.                             DeSoto, MO                      03/31/89
Durham Park L.P.                                   Tigard, OR                      12/29/88
Eastmont Estates Assoc. (1)                        Greenburg, PA                   12/01/88
Garden Cove Apartments, Ltd.                       Huntsville, AL                  05/11/89
Grayton Pointe Assoc.(1)                           Macon, GA                       12/27/88
La Center Associates, L.P.                         La Center, KY                   03/31/89
Lamar Assoc., L.P.                                 Lamar, AR                       12/01/88
Linden Housing Assoc. Inc.                         Reno, NV                        08/01/88
McKinley-Walker Ltd.                               Fitzgerald, GA                  02/08/89
Milo Housing Assoc., L.P.                          Milo, ME                        12/20/89
Monroe Properties L.P.                             Monroe, GA                      12/01/88
Mulberry Assoc. I L.P.                             Mulberry, AR                    12/01/88
Newport Housing Assoc.                             Newport, ME                     08/01/88
Paragould Associates                               Paragould, AR                   12/01/88
San Antonio Ltd., S.E.                             Aguadilla, PR                   10/01/88
Shadow Wood Housing Ltd.(1)                        Chickasha, OK                   12/01/88
Shannon Creste Apts. L.P.                          Union City, GA                  07/10/89
Snapfinger Creste Apts. L.P.(1)                    Decatur, GA                     12/30/88
Springhill Housing L.P. I                          Casper, WY                      10/01/88
Springhill Housing L.P. II                         Casper, WY                      10/01/88
Springhill Housing L.P. III                        Casper, WY                      10/01/88
Strafford Assoc. L.P.                              Strafford, MO                   03/31/89
Unity Family Housing Assoc.                        Unity, ME                       08/01/88
Ward Manor Associates L.P.                         Ward, AR                        12/01/88
Warrenton Assoc. L.P.                              Warrenton, MO                   03/31/89
Wayne Apartment Project L.P.                       Boston, MA                      12/22/88
Waynesboro Properties L.P.                         Waynesboro, GA                  12/01/88
Willow Creek Housing L.P.                          Reno, NV                        08/01/88
Willowpeg Lane II, L.P.                            Rincon, GA                      10/01/88
Winona Associates I, L.P.                          Winona, MO                      12/01/88

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99% with the exception of Shannon Creste in which the Partnership acquired a 98% interest. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individualsor entities not affiliated with the Partnership or its General Partners, with the exception of Garden Cove Apartments, Ltd. and Shannon Creste Apts, L.P. In accordance with the partnership agreements under which suchentities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March
31, 2002, the following  Local LimitedPartnerships  have a common Local
General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited
Partnerships:  (i) Waynesboro PropertiesL.P.,  Monroe  Properties  L.P.,
Bamberg  Properties L.P.,  Americus  Properties  L.P.,  McKinley-Walker  Ltd.and
Willowpeg Lane II, L.P., representing 5.09%, have Norsouth Corporation as Local General Partner; (ii) LamarAssoc. L.P., Mulberry Assoc. I, L.P., Paragould Associates, Ward Manor Associates L.P., Blair Senior Housing I,L.P., DeSoto Associates L.P., La Center Associates L.P., Strafford Assoc. L.P., Warrenton Assoc. L.P. and WinonaAssociates I, L.P., representing 3.02%, have Joseph A. Shepard and the Lockwood Group as Local General Partners;(iii) Buckfield Housing Assoc., Newport Housing Assoc., Milo Housing Assoc. L.P. and Unity Family Housing Assoc.,representing 3.01%, have Charles B. Mattson and Todd J. Mattson as Local General Partners; (iv) Birch Associates,Linden Housing Assoc. Inc. and Willow Creek Housing L.P., representing 4.10%, have Robert F. Nielsen, Dennis F.Johnson and J. Michael Queenan as Local General Partners; and (v) Springhill Housing L.P. I, Springhill HousingL.P. II and Springhill
Housing L.P. III, representing 4.99%, have Delwood Ventures, Inc. as Local GeneralPartner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The otherGeneral Partner of the Partnership is Arch Street Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend
Lease") an affiliate of the GeneralPartners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% except for Shannon Creste were the Partnership's ownership interest is 98%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Code, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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


                                                   Capital Contributions
                                                     Total            Paid       Mtge. loans
Local Limited Partnership               Number     committed at      through     payable at          Type         Occupancy at
Property Name                             of         March 31,       March 31,   December 31,         of            March 31,
Property Location                      Apt. Units     2002           2002          2001             Subsidy*          2002
-------------------------------------------------------------  ------------- -------------        --------     -------------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                                55    $ 333,000       $ 333,000   $ 1,452,064           FmHA               96%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                             198    3,073,000       3,073,000    10,892,560         Section 8            98%

B&C Housing Associates, II,  (1)
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                                 24      162,750         162,750       726,773           FmHA               96%

Birch Associates Limited Partnership
Reno Birchwood
Reno, NV                                   138      780,000         780,000     2,857,741         Section 8            95%

Blair Senior Housing L.P.
Rustic Oaks
Blair, NE                                   12       78,000          78,000       354,195           FmHA              100%





                                                         Capital Contributions
                                                       Total         Paid      Mtge. loans
Local Limited Partnership               Number       committed at  through     payable at           Type         Occupancy at
Property Name                             of          March 31,    March 31,   December 31,           of            March 31,
Property Location                      Apt. Units     2002           2002       2001               Subsidy*          2002
-------------------------------------------------- ------------ ----------    -----------        --------     -------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                             40       1,050,000   1,050,000     1,147,425           None               88%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                                20         234,000     234,000     1,071,767           FmHA               95%

Chapparal Housing Associates, Ltd., (1)
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P.
     (A Limited Partnership)
Parkview II
DeSoto, MO                                   24         118,500     118,500       556,793           FmHA              100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                                  224       4,100,000   4,100,000     9,117,941           None               92%

Eastmont Estates Associates (1)
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA




                                                                Capital Contributions
                                                               Total          Paid      Mtge. loans
Local Limited Partnership                        Number      committed at    through    payable at     Type         Occupancy at
Property Name                                      of         March 31,     March 31,   December 31,    of            March 31,
Property Location                              Apt. Units      2002          2002        2001        Subsidy*         2002
---------------------------------------------------------  ----------------------    -------------   --------    --------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                                     200       3,264,264  3,264,264       5,520,800       None               91%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

La Center Associates Limited Partnership
La Center
La Center, KY                                       12          85,125     85,125         392,710       FmHA              100%

Lamar Associates Limited Partnership
Lamar
Lamar, AR                                           20         137,250   137,250         617,271       FmHA              100%

Linden Housing Associates, Ltd.
Linden
Reno, NV                                            40         342,750    342,750         961,532     Section 8            90%

McKinley-Walker Limited Partnership
     (A Limited Partnership)
McKinley Lane
Fitzgerald, GA                                      48         330,000    330,000       1,394,231       FmHA              100%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                            24         273,000    273,000       1,245,162       FmHA              100%





                                                            Capital Contributions
                                                          Total           Paid        Mtge. loans
Local Limited Partnership                   Number      committed at       through    payable at      Type         Occupancy at
Property Name                                of          March 31,       March 31,   December 31,      of            March 31,
Property Location                         Apt. Units     2002             2002          2001         Subsidy*         2002
-----------------------------------------------------  -----------   -----------   --------------    -------    --------------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                                      55         321,750      321,750       1,440,880       FmHA              100%

Mulberry Associates I Limited Partnership
Quail Run
Mulberry, AR                                    24         164,250      164,250         743,644       FmHA              100%

Newport Housing Associates (A Limited Partn
Newport Family
Newport, ME                                     24         271,500      271,500       1,245,803       FmHA               96%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                                   14         101,625      101,625         460,440       FmHA              100%

San Antonio Limited Dividend Partnership S.
Nuevo San Antonio
Aguadilla, PR                                  100         800,250      800,250       3,806,580       FmHA              100%

Shadow Wood Housing Associates, Limited, (1
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                                 200       3,635,000    3,635,000       7,139,842       None               93%





                                                           Capital Contributions
                                                            Total          Paid        Mtge. loans
Local Limited Partnership                    Number     committed at      through      payable at       Type         Occupancy at
Property Name                                  of         March 31,       March 31,    December 31,       of            March 31,
Property Location                          Apt. Units    2002             2002          2001           Subsidy*         2002
-----------------------------------------------------  -----------   -------------------------------   --------    --------------

Snapfinger Creste Apartments, L.P.(1)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                      32         408,500         408,500       1,026,320     Section 8           100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                      48         597,000         597,000       1,400,343     Section 8           100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                      47         653,000         653,000       1,482,939     Section 8           100%

Strafford II Rural Housing L.P.
Strafford Arms
Strafford, MO                                   12          64,500          64,500         290,629       FmHA               75%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                                       20         222,000         222,000         994,824       FmHA               95%

Ward Manor Associates I Limited Partnership
Ward Manor
Ward, AR                                        16         114,750         114,750         518,152       FmHA              100%




                                                           Capital Contributions
                                                            Total          Paid        Mtge. loans
Local Limited Partnership                    Number     committed at      through      payable at       Type         Occupancy at
Property Name                                  of         March 31,       March 31,    December 31,       of            March 31,
Property Location                          Apt. Units    2002             2002          2001           Subsidy*         2002
-----------------------------------------------------  -----------   -------------------------------   --------    --------------

Warrenton Associates I, L.P.
     (A Limited Partnership)
Warrenton
Warrenton, MO                                   16          78,375          78,375         371,019       FmHA              100%


Wayne Apartments Project Limited Partnershi
     (A Massachusetts Limited Partnership)
Wayne
Boston, MA                                     349      10,937,500      10,600,000      12,097,120     Section 8            98%

Waynesboro Properties Limited Partnership
     (A Limited Partnership)
Ashton Place
Waynesboro, GA                                  36         217,500         217,500         935,817       FmHA              100%

Willow Creek Housing Associates, Ltd.
     (A Limited Partnership)
Willow Creek
Reno, NV                                        25         240,000         240,000         640,154     Section 8            92%

Willowpeg Lane Limited Partnership
     (A Limited Partnership)
Willowpeg Lane
Rincon, GA                                      48         325,500         325,500       1,457,798       FmHA              100%




                                                   Capital Contributions
                                                   Total          Paid      Mtge. loans
Local Limited Partnership              Number    committed at   through     payable at         Type         Occupancy at
Property Name                            of        March 31,    March 31,    December 31,        of            March 31,
Property Location                    Apt. Units   2002          2002           2001            Subsidy*         2002
--------------------------------------------------------------- ------------- ------------------- --------    --------------

Winona Associates I, L.P.
Winona
Winona, MO                              12       62,250          62,250       276,494          FmHA              100%
                                     ------- ------------    ------------  --------------
                                     2,157   $33,576,889     $33,239,389     $74,637,763
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

Three Local Limited Partnerships invested in by the Partnership each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. The first is Wayne Apartment Project Limited Partnership. Wayne, representing 31.89% of the total capital contributions in Local Limited Partnerships, is a 349-unit apartment complex located in Boston, Massachusetts.

Wayne is financed by a combination of private and public sources, including a first mortgage at 7% interest and financing for a completed rehabilitation program at 10.75% interest. In addition to this, additional financing for the rehabilitation program is being provided by the U.S. Housing and Urban Development at an interest rate of 9.25%.

The second Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Durham Park Limited Partnership. Durham Park, representing 12.33% of the total capital contributions in Local Limited Partnerships, is a 224-unit apartment complex located in Tigard, Oregon.

Durham Park is financed through a mortgage secured through Amresco Services, L.P. at 6.96%. The loan is amortized over 30 years, with a balloon payment due at maturity.

The third Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Shannon Creste Limited Partnership. Shannon Creste, representing 10.94% of the total capital contributions in Local Limited Partnerships, is a 200-unit apartment complex located in Union City, GA.

Shannon Creste is financed through a mortgage secured through an affiliate of Lend Lease at 7.08%. Principal and interest payments are based on a 30-year amortization rate, with a balloon payment in 2011.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

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

As of June 18, 2002, there were 4,020 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2002 and 2001, no cash distributions were made.

Item 6.
Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

At March 31, 2002, the Partnership had cash and cash equivalents of $871,723 as compared to $612,512 at March 31, 2001. The increase is primarily attributable to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships, partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At March 31, 2002, approximately $969,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $272,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $1,159,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the years ended March 31, 2002 or 2001. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Partnership's results of operations for the year ended March 31, 2002 resulted in a net loss of $296,337 as compared to a net loss of $357,477 for the same period in 2001. The decrease in net loss is primarily due to an increase in equity in income of Local Limited Partnerships in 2002, a decrease in general and administrative expenses and recovery of provision for valuation of advances to local Limited Partnerships recognized in 2002. The increase in equity in income of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expenses is primarily due to increased charges in 2001 from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The bad debt recovery in 2002 relates to reimbursements of previously reserved for advances made to certain Local Limited Partnerships in prior years. The decrease in net loss is partially offset by a decrease in other revenue related to the timing of distributions received by the Partnership.

Low-income housing tax credits

The 2001 and 2000 Low-Income Housing Tax Credits per Unit for individuals were $21.01 and $29.61, respectively. The 2000 Low-Income Housing Tax Credits per Unit for corporations was $32.06. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits have decreased significantly as several Properties have reached the end of the ten-year credit period. However, because the Tax Credit compliance periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

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

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, has expressed to the Managing General Partner some concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of the Properties continue to generate tax credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

An affiliate of the Managing General Partner replaced the existing Local General Partner at Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains high occupancy and generates positive cash flow. Effective September 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005. Shortly after the transfer, a fire damaged one of the buildings at the Property. Insurance proceeds are expected to cover the damage and the building is under repair.

Atlantic Terrace, located in Washington, D.C., has been operating at a deficit primarily due to capital expenditures incurred to repair a sewer line. Due to the Property's age, it is likely that significant additional amounts for maintenance and repairs will be incurred in the future. Further, the Property suffers from security issues due to its inner-city location. As a result, the Property is expected to continue to operate at a deficit. The Local General Partner has funded, and has indicated that it will continue to fund, operating deficits. The Property generated it final year of tax credits in 1999.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and other economic factors

Inflation had no material impact on the operating or financial conditions of the Partnership for the years ended March 31, 2002 and 2001.

Since some of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for Tax Credits.

Certain Properties listed in this report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "ManagingGeneral Partner"), an affiliate of Lend Lease Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in February 1988. The Investment Committee of the Managing General Partner approved allinvestments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                Position

Jenny Netzer                 Principal, Head of Housing and Community Investment
Michael H. Gladstone         Principal, Member, Legal
Lauren M. Guillette          Principal, Member, Legal

The other General Partner of the Partnership is Arch Street Limited Partnership, a Massachusetts limitedpartnership ("Arch Street L.P.") that was organized in August 1988. The General Partner of Arch Street L.P. is Arch Street, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areasof affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior tojoining Boston Financial, Mr.
Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any otherindividual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions are more fully described in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2002 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 2002. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2002.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $7,605 per Local Limited Partnership (as adjusted by the CPI factor) annually as the Asset Management Fee. Fees earned in each of the two years ended March 31, 2002 are as follows:

                                            2002            2001
                                       -------------     -----------

       Asset management fees           $     261,115     $   277,316

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                                      2002            2001
                                                 -------------     -----------

       Salaries and benefits                     $     245,121     $   384,879

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2002 is presented in Note 6 to the Financial Statements.

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

(b)      Reports on Form 8-K:
       No Reports on Form 8-K were filed during the year ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                           Date:    June 28, 2002
           ---------------------------------------            -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    June 28, 2002
           ---------------------------------------               -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                       Date:   June 28, 2002
           -----------------------------                        -------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. II


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $1,169,491 at March 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $88,851 and $29,820 for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2002

                                      Index


                                                                   Page No.

Report of Independent Accountants
     For the years ended March 31, 2002 and 2001                     F-2

Financial Statements

     Balance Sheet - March 31, 2002                                  F-3

     Statements of Operations - For the years ended
       March 31, 2002 and 2001                                       F-4

     Statements of Changes in Partners' Equity (Deficiency)
        For the years ended March 31, 2002 and 2001                  F-5

     Statements of Cash Flows - For the years ended
       March 31, 2002 and 2001                                       F-6

     Notes to the Financial Statements                               F-7

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                                             BALANCE SHEET
                                                            March 31, 2002




Assets

Cash and cash equivalents                                                                    $       871,723
Marketable securities, at fair value (Note 3)                                                      1,125,958
Investments in Local Limited Partnerships, net (Note 4)                                            1,169,491
Other assets                                                                                          14,997
     Total Assets                                                                            $     3,182,169

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 6)                                                       $       176,136
Accrued expenses                                                                                      29,462
Deposit on sale (Note 5)                                                                             240,663
     Total Liabilities                                                                               446,261

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                                             2,724,243
Net unrealized gains on marketable securities                                                         11,665
Total Partners' Equity                                                                             2,735,908
     Total Liabilities and Partners' Equity                                                  $     3,182,169

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001



                                                                                    2002              2001
Revenue:
   Investment                                                                   $      88,306    $     120,339
   Recovery of provision for valuation of advances to Local
     Limited Partnerships                                                              62,129                -
   Other                                                                              105,914          264,224
     Total Revenue                                                                    256,349          384,563

Expenses:
   Asset management fees, affiliate  (Note 6)                                         261,115          277,316
   General and administrative
     (includes reimbursements to an affiliate
     in the amount of $245,121 and $384,879, in 2002 and
     2001, respectively) (Note 6)                                                     360,715          486,783
   Provision for valuation of advances to Local
     Limited Partnerships                                                                   -              300
   Amortization                                                                        19,707           24,381
     Total Expenses                                                                   641,537          788,780

Loss before equity in income of Local Limited Partnerships
   and gain on transfer
   of interests in Local Limited
   Partnerships                                                                      (385,188)        (404,217)

Equity in income of Local Limited
   Partnerships (Note 4)                                                               88,851           29,820
Gain on transfer of interests in
   Local Limited Partnerships (Note 8)                                                      -           16,920
Net Loss                                                                        $    (296,337)   $    (357,477)
Net Loss allocated:
   General Partners                                                             $      (2,963)   $      (3,575)
   Limited Partners                                                                  (293,374)        (353,902)
                                                                                $    (296,337)   $    (357,477)
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $      (4.89)    $      (5.90)




 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                       STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY (DEFICIENCY) For the Years
                          Ended March 31, 2002 and 2001


                                                                                            Net
                                                        Initial        Investor         Unrealized
                                       General          Limited         Limited            Gains
                                       Partners        Partners        Partners          (Losses)             Total

Balance at March 31, 2000             $  (493,537)    $   5,000      $  3,866,594      $  (21,360)   $    3,356,697

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -             -                 -          36,531            36,531
   Net Loss                                (3,575)            -          (353,902)              -          (357,477)
Comprehensive Income (Loss)                (3,575)            -          (353,902)         36,531          (320,946)

Balance at March 31, 2001                (497,112)        5,000         3,512,692          15,171         3,035,751

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (3,506)           (3,506)
   Net Loss                                (2,963)            -          (293,374)              -          (296,337)
Comprehensive Loss                         (2,963)            -          (293,374)         (3,506)         (299,843)

Balance at March 31, 2002             $  (500,075)    $   5,000      $  3,219,318      $   11,665    $    2,735,908


 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001



                                                                                      2002              2001

Cash flows from operating activities:
   Net Loss                                                                       $    (296,337)   $    (357,477)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in income of Local Limited Partnerships                                     (88,851)         (29,820)
     Provision for valuation of advances to Local Limited Partnerships                        -              300
     Recovery of provision for valuation of advances to Local Limited
       Partnerships                                                                     (62,129)               -
     Gain on transfer of interests in Local Limited Partnerships                              -          (16,920)
     Amortization                                                                        19,707           24,381
     Gains on sales of marketable securities, net                                          (934)          (3,144)
     Cash distributions included in net loss                                            (95,554)        (256,329)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                       8,861              594
       Accounts payable to affiliate                                                    (49,543)          91,998
       Accrued expenses                                                                  (2,722)          (2,256)
Net cash used for operating activities                                                 (567,502)        (548,673)

Cash flows from investing activities:
   Purchases of marketable securities                                                  (702,650)        (796,274)
   Proceeds from sales and maturities of marketable securities                          954,424        1,278,201
   Cash distributions received from Local Limited Partnerships                          272,147          435,738
   Reimbursement of advances to Local Limited Partnerships                               62,129                -
   Advances to Local Limited Partnerships                                                     -             (300)
   Deposit on sale                                                                      240,663                -
Net cash provided by investing activities                                               826,713          917,365
Net increase in cash and cash equivalents                                               259,211          368,692
Cash and cash equivalents, beginning                                                    612,512          243,820

Cash and cash equivalents, ending                                                 $     871,723    $     612,512





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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% (subsequently increased to 4%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. At March 31, 2002, the Managing General Partner has designated approximately $969,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Investments in Local Limited Partnerships (continued)

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonable assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized               Fair
                                                Cost             Gains            Losses             Value
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $   1,100,605      $    12,769       $   (1,499)     $   1,111,875

Mortgage backed securities                        13,688              395                -             14,083

Marketable securities
   at March 31, 2002                       $   1,114,293      $    13,164       $   (1,499)     $   1,125,958

The contractual maturities at March 31, 2002 are as follows:

                                                                     Cost            Fair Value

Due in less than one year                                       $     697,469       $     705,251
Due in one year to five years                                         403,136             406,624
Mortgage backed securities                                             13,688              14,083

                                                                $   1,114,293       $   1,125,958

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $27,000 and $328,000 during the years ended March 31, 2002 and 2001, respectively. Proceeds from the maturities of marketable securities were approximately $927,000 and $950,000 during the years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $1,315 and $3,591 and gross losses of $381 and $447 which were realized on the sales during the years ended March 31, 2002 and 2001, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      34,398,131

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,578,228)                                                               (31,856,557)

Cumulative cash distributions received from Local Limited Partnerships                                (3,168,301)

Investments in Local Limited Partnerships before adjustment                                             (626,727)

Excess of investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       4,217,324

   Cumulative amortization of acquisition fees and expenses                                           (1,262,364)

Investments in Local Limited Partnerships before reserve for valuation                                 2,328,233

Reserve for valuation of investments in Local Limited Partnerships                                    (1,158,742)

Investments in Local Limited Partnerships                                                      $       1,169,491

For the year ended March 31, 2002, $62,129 was reimbursed from two Local Limited
Partnerships relating to advances made in previous years.



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2001             2000
Assets:
   Investment property, net                                                  $  63,531,550     $  70,069,385
   Other assets                                                                  6,679,167         6,742,330
     Total Assets                                                            $  70,210,717     $  76,811,715

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  74,637,763     $  75,236,463
   Other liabilities                                                            13,135,449        15,324,297
     Total Liabilities                                                          87,773,212        90,560,760

Partners' Deficiency:
   Partnership's Deficiency                                                    (14,464,386)      (11,304,411)
   Other partners' Deficiency                                                   (3,098,109)       (2,444,634)
     Total Partners' Deficiency                                                (17,562,495)      (13,749,045)
       Total Liabilities and Partners' Deficiency                            $  70,210,717     $  76,811,715

Summarized Income Statements - for
the years ended December 31,

Rental and other income                                                      $  15,936,289     $  17,267,030

Expenses:
   Operating                                                                    10,046,727         9,868,763
   Interest                                                                      5,102,413         6,161,847
   Depreciation and amortization                                                 4,192,177         4,285,476
     Total Expenses                                                             19,341,317        20,316,086

Net Loss                                                                     $  (3,405,028)    $  (3,049,056)

Partnership's share of Net Loss  (2000 includes adjustment from prior year)  $  (3,368,865)    $  (3,015,774)
Other partners' share of Net Loss                                            $     (36,163)    $     (33,183)

For the years ended March 31, 2002 and 2001, the Partnership has not recognized $3,457,716 and $3,045,594, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships (continued)

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($14,464,386) differs from the Partnership's investments in Local Limited Partnerships before adjustment of ($626,727) principally because: a) the Partnership has not recognized $12,578,228 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase prices paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships; c) cash distributions paid to the Partnership and other lag period activities during the quarter ended March 31, 2002 are not reflected in the equity of certain Local Limited Partnerships at December 31, 2001; and d) the Partnership has included advances of approximately $1,159,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

5.   Deposit on Sale

Deposit on Sale represents a deposit on the 2005 sale of the Partnership's interest in a Local Limited Partnership, Shannon Creste.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner currently receives the base amount of $7,605 (as adjusted by the CPI factor) per Local Limited Partnership annually as the Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $261,115 and $277,316 for the years ended March 31, 2002 and 2001, respectively. Included in accounts payable to affiliate at March 31, 2002 is $64,639 of Asset Management Fees due to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $245,121 and $384,879, respectively, that the Partnership has paid as reimbursement for salaries and benefits. At March 31, 2002, $111,497 is payable to an affiliate of the Managing General Partner.

7.   Commitments

At March 31, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

8.   Transfer of Interests in Local Limited Partnerships

The Partnership finalized transfer of ownership of Eastmont Estates to a non-affiliate in April 2001. The Partnership did not recognize any gain on the transfer as the Local Limited Partnership's investment value had been reduced to zero as of the transfer date.

As previously reported, the Partnership finalized transfer of ownership of Chapparal, Nottingham Square, Patrick Henry and Shadow Wood to their Local General Partner in February 2001. The Partnership recognized a gain of $16,920 on the transfers for the year ended March 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


9.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                    2002               2001
Net Loss per financial statements                                               $    (296,337)   $    (357,477)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses
   for tax (financial reporting) purposes                                             548,789         (299,782)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (3,457,716)      (3,045,594)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                       (12,005)          17,680

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                          -              300

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                           (62,129)               -

Gain on write-off of investment in Local Limited Partnership for tax
   purposes in excess of gain for financial reporting purposes                        191,852          643,561

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                (136,480)        (398,422)

Cash distributions included in net loss for financial reporting purposes             (134,752)        (226,610)

Net Loss per tax return                                                         $  (3,358,778)   $  (3,666,344)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                                          Financial              Tax
                                                          Reporting           Reporting
                                                          Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $    1,169,491      $  (5,246,969)      $   6,416,460
   Other assets                                        $    2,012,678      $   8,981,120       $  (6,968,442)
   Liabilities                                         $      446,261      $     378,831       $      67,430

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $7,029,000 greater than for financial reporting purposes, including approximately $12,578,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a provision for valuation of approximately $1,159,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $674,000 greater than for financial reporting purposes; and (iv) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.