Form 10QSB
period 2002-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2002-08-14
CIK 830997

August 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2002
        File Number 0-17777



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

For the quarterly period ended      June 30, 2002
                               ------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from         to
                              ---------  -----------------------------

                         Commission file number 0-17777

               Boston Financial Qualified Housing Tax Credits L.P. II
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                 04-3002607
-----------------------------------------          ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-------------------------------------------          --------------------------
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                         1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2002 and 2001                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2002                                                            3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2002 and 2001                                    4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                 10

SIGNATURE                                                                 11

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                 $    1,039,611
Marketable securities, at fair value                                                             725,037
Investments in Local Limited Partnerships, net (Note 1)                                        1,156,714
Other assets                                                                                      10,090
                                                                                          --------------
     Total Assets                                                                         $    2,931,452
                                                                                          ===============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                             $      149,282
Accrued expenses                                                                                  15,543
Deposit on sale (Note 2)                                                                         240,663
                                                                                          --------------
     Total Liabilities                                                                           405,488
                                                                                          ---------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                         2,511,716
Net unrealized gains on marketable securities                                                     14,248
                                                                                          ---------------
     Total Partners' Equity                                                                    2,525,964
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $    2,931,452
                                                                                          ===============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                    2002              2001
                                                                                -------------    -------------
Revenue:
    Investment                                                                  $      17,250    $      26,408
   Other                                                                                6,394           51,551
                                                                                -------------    -------------
     Total Revenue                                                                     23,644           77,959
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate                                                    64,639           65,492
   General and administrative (includes reimbursements
     to an affiliate of $132,993 and $83,961, respectively)                           158,755          123,950
   Amortization                                                                         4,927            5,855
                                                                                -------------    -------------
     Total Expenses                                                                   228,321          195,297
                                                                                -------------    -------------

Loss before equity in losses of Local Limited Partnerships                           (204,677)        (117,338)

Equity in losses of Local Limited Partnerships (Note 1)                                (7,850)         (14,132)
                                                                                -------------    -------------

Net Loss                                                                        $    (212,527)   $    (131,470)
                                                                                =============    =============
Net Loss allocated:
   General Partners                                                             $      (2,125)   $      (1,315)
   Limited Partners                                                                  (210,402)        (130,155)
                                                                                -------------    -------------
                                                                                $    (212,527)   $    (131,470)
                                                                                =============    =============
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $       (3.51)   $      (2.17)
                                                                                =============    ============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                    Initial          Investor            Net
                                   General          Limited           Limited        Unrealized
                                   Partners        Partners          Partners           Gains             Total
                                 ------------    -------------    --------------    -------------    --------------

Balance at March 31, 2002        $   (500,075)   $       5,000    $    3,219,318    $      11,665    $    2,735,908
                                 ------------    -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -                 -                 -            2,583             2,583
   Net Loss                           (2,125)                -          (210,402)               -          (212,527)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Income (Loss)           (2,125)                -          (210,402)           2,583          (209,944)
                                   ---------     -------------      ------------     ------------      ------------

Balance at June 30, 2002         $  (502,200)    $       5,000    $    3,008,916    $      14,248    $    2,525,964
                                 ===========     =============    ==============    =============    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                       2002             2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (241,712)   $    (312,396)
Net cash provided by investing activities                                               409,600          157,337
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    167,888         (155,059)
Cash and cash equivalents, beginning                                                    871,723          612,512
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   1,039,611    $     457,453
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited Partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, most of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    34,398,131

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,110,948)                                                               (31,860,763)

Cumulative cash distributions received from Local Limited Partnerships                                (3,171,945)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustment                                             (634,577)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,217,324

     Cumulative amortization of acquisition fees and expenses                                         (1,267,291)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,315,456

Reserve for valuation of investments in Local Limited Partnerships                                    (1,158,742)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $    (1,156,714)
                                                                                                 ===============

The Partnership has recorded a reserve from valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $536,926. For the three months ended June 30, 2002 the Partnership has not recognized $529,076 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Deposit on Sale

Deposit on Sale represents a deposit on the 2005 sale of the Partnership's interest in a Local Limited Partnership, Shannon Creste.

3.   Commitments

At June 30, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of $1,039,611 as compared to $871,723 at March 31, 2002. The increase is primarily attributable to proceeds from sales and maturities of marketable, partially offset by cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended June 30, 1993, the Managing General Partner increased the Reserve level to 4%. At June 30, 2002, approximately $963,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $279,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $1,159,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

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

At June 30, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2002.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2002 resulted in a net loss of $212,527 as compared to a net loss of $131,470 for the same period in 2001. The increase in net loss is primarily due to a decrease in other revenue and an increase in general and administrative expenses. The decrease in other revenue relates to the timing of distributions received by the Partnership from Local Limited Partnerships and fewer distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002.

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

An affiliate of the Managing General Partner replaced the existing Local General Partner at Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains high occupancy and generates positive cash flow. Effective September 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005. Shortly after the transfer, a fire damaged one of the buildings at the Property. The building has been repaired and insurance proceeds covered the cost to repair the damage.

During 2001, Atlantic Terrace, located in Washington, D.C., operated at a deficit primarily due to capital expenditures incurred to repair a sewer line. The repair costs were funded by a line of credit guaranteed by an affiliate of the Local General Partner. Efforts are being made to obtain a loan in order to repay the line of credit. Due to the Property's age, it is likely that significant additional amounts for maintenance and repairs will be incurred in the future. Further, the Property suffers from security issues due to its inner-city location. As a result, the Property is expected to continue to operate at a deficit. The Local General Partner has funded, and has indicated that it will continue to fund, operating deficits. The Property generated it final year of tax credits in 1999.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2002                BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


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