Form 10QSB
period 2002-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2002-11-14
CIK 830997

November 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

         Boston Financial Qualified Housing Tax Credits L. P. II
         Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-17777


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

For the quarterly period ended        September 30, 2002
                               ------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from           to
                              ----------   ----------------------

                         Commission file number 0-17777


               Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 04-3002607
------------------------------------            -------------------------------

(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
-------------------------------------------           -------------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2002 and 2001                                           2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2002                          3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2002 and 2001                                                  4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            11

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13

CERTIFICATIONS                                                                               14


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $        32,708
Marketable securities, at fair value                                                               1,573,798
Investments in Local Limited Partnerships, net (Note 1)                                            1,182,774
Other assets                                                                                           8,959
                                                                                             ----------------
     Total Assets                                                                            $     2,798,239
                                                                                             ================

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $       165,725
Accrued expenses                                                                                      19,042
Deposit on sale                                                                                      240,663
                                                                                             ----------------
     Total Liabilities                                                                               425,430
                                                                                             ----------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             2,356,367
Net unrealized gains on marketable securities                                                         16,442
                                                                                             ---------------
Total Partners' Equity                                                                             2,372,809
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,798,239
                                                                                             ===============



                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                             September 30,     September 30,      September 30,     September 30,
                                                 2002              2001               2002              2001
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $       12,766    $      22,960       $      30,016    $      49,368
   Other                                             1,690            2,050               8,084           53,601
   Bad debt recovery                                     -           62,129                   -           62,129
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  14,456           87,139              38,100          165,098
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees, affiliate                 64,639           65,492             129,278          130,984
   General and administrative (includes
     reimbursements to an affiliate of
     $236,529 and $141,971, respectively)          120,279           90,352             279,034          214,302
   Provision for valuation of investment in
     Local Limited Partnership                      10,947                -              10,947                -
   Amortization                                      4,927            5,856               9,854           11,711
                                            --------------    -------------       -------------    -------------
     Total Expenses                                200,792          161,700             429,113          356,997
                                            --------------    -------------       -------------    -------------

Loss before equity in losses
   of Local Limited Partnerships                  (186,336)         (74,561)           (391,013)        (191,899)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                    30,987            3,849              23,137          (10,283)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $     (155,349)   $     (70,712)      $    (367,876)   $    (202,182)
                                            ==============    =============       =============    =============

Net Loss allocated:
   General Partners                         $       (1,554)   $        (707)      $      (3,679)   $      (2,022)
   Limited Partners                               (153,795)         (70,005)           (364,197)        (200,160)
                                            --------------    -------------       -------------    -------------
                                            $     (155,349)   $     (70,712)      $    (367,876)   $    (202,182)
                                            ==============    =============       =============    =============

Net Loss per Limited
   Partner Unit (60,000 Units)              $        (2.56)   $       (1.17)      $       (6.07)   $        (3.34)
                                            ==============    =============       =============    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)


                                                    Initial          Investor            Net
                                   General          Limited           Limited        Unrealized
                                   Partners        Partners          Partners           Gains             Total
                                 -----------     -------------    --------------    -------------    --------------

Balance at March 31, 2002        $   (500,075)   $       5,000    $    3,219,318    $      11,665    $    2,735,908
                                 ------------    -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -                 -                 -            4,777             4,777
   Net Loss                           (3,679)                -          (364,197)               -          (367,876)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Income (Loss)           (3,679)                -          (364,197)           4,777          (363,099)
                                ------------     -------------    --------------    -------------    --------------

Balance at September 30, 2002    $  (503,754)    $       5,000    $    2,855,121    $      16,442    $    2,372,809
                                 ===========     =============    ==============    =============    ==============




                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                       2002             2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (384,005)   $     (75,007)

Net cash provided by (used for) investing activities                                   (455,010)         343,308
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (839,015)         268,301

Cash and cash equivalents, beginning                                                    871,723          612,512
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $      32,708    $     880,813
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited Partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    34,409,078

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,834,145)                                                               (31,829,776)

Cumulative cash distributions received from Local Limited Partnerships                                (3,171,945)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustment                                             (592,643)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,217,324

     Cumulative amortization of acquisition fees and expenses                                         (1,272,218)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,352,463

Reserve for valuation of investments in Local Limited Partnerships                                    (1,169,689)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $     1,182,774
                                                                                                 ===============

For the six months ended September 30, 2002, the Partnership advanced $10,947 to one of the Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $1,229,136. For the six months ended September 30, 2002 the Partnership has not recognized $1,252,273 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At September 30, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of $32,708, as compared to $871,723 at March 31, 2002. The decrease is primarily attributable to purchases of marketable securities, and cash used for operating activities. These increases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended September 30, 1993, the Managing General Partner increased the Reserve level to 4%. At September 30, 2002, on a cash basis, approximately $1,607,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $754,000 making Reserves available after claims approximately $853,000.

To date, professional fees relating to various Property issues totaling approximately $272,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $1,170,000 to Local Limited Partnerships to fund operating deficits.

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

At September 30, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2002 resulted in a net loss of $155,349, as compared to a net loss of $70,712 for the same period in 2001. The increase in net loss is primarily due to reimbursements of previously reserved for advances to certain Local Limited Partnerships received in 2001, as well as an increase in general and administrative expense. These effects were partially offset by an increase in equity in income of Local Limited Partnerships. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the three months ended September 30, 2002. The increase in equity in income of Local Limited Partnerships is due to decreases in operating and interest expenses, partially offset by a decrease in property income.


Six Month Period

The Partnership's results of operations for the six months ended September 30, 2002 resulted in a net loss of $367,876, as compared to a net loss of $202,182 for the same period in 2001. The increase in net loss is primarily due to an increase in general and administrative expense, a decrease in other income, and reimbursements of previously reserved for advances to certain Local Limited Partnerships received in 2001. These effects were partially offset by a decrease in equity in losses of Local Limited Partnerships. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the six months ended September 30, 2002. The decrease in the equity in losses of Local Limited Partnerships is due to decreases in operating and interest expenses, partially offset by a decrease in operating income.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in thirty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

The Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and LaCenter, located in LaCenter, Arkansas, desired to dispose of its interest in the Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership has the right to put its limited partner interest in any of the Properties at any time to the replacement Local General Partner.

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

During 2001, Atlantic Terrace, located in Washington, D.C., operated at a deficit primarily due to capital expenditures incurred to repair a sewer line. The repair costs were funded by a line of credit guaranteed by an affiliate of the Local General Partner. Efforts are being made to obtain a loan in order to repay the line of credit. Due to the Property's age, it is likely that significant additional amounts for maintenance and repairs will be incurred in the future. Further, the Property suffers from security issues due to its inner-city location. As a result, the Property is expected to continue to operate at a deficit. The Local General Partner has funded, and has indicated that it will continue to fund, operating deficits. The Property generated its final year of tax credits in 1999.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanex-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2002          BOSTON FINANCIAL QUALIFIED HOUSING
                                   TAX CREDITS L.P. II


                                    By:   Arch Street, Inc.,
                                          its Managing General Partner


                                          /s/Jenny Netzer
                                          ------------------------------------
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Qualified Housing Tax Credits, L.P. II:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a.       all  significant  deficiencies  in the design or operation of internal
         controls  which could  adversely  affect  registrant's   ability to
         record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002             /s/Jenny Netzer
                                      ------------------------------------
                                      Jenny Netzer
                                      Principal, Head of Housing and
                                      Community Investment

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. II ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                    /s/Jenny Netzer
                                    ------------------------------------
                                    Jenny Netzer
                                    Principal, Head of Housing and
                                    Community Investment

                                    Date:  November 14, 2002