Form 10QSB
period 2002-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2003-02-13
CIK 830997

February 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

         Boston Financial Qualified Housing Tax Credits L. P. II
         Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-17777


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

For the quarterly period ended                              December 31, 2002
                                       ---------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-17777


  Boston Financial Qualified Housing Tax Credits L.P. II
-----------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


                   Delaware                             04-3002607
-----------------------------------------------------------------------------

      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
-------------------------------------------    -------------------------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
                                                   ---------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2002 and 2001                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2002                          3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2002 and 2001                                                   4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            11

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13

CERTIFICATIONS                                                                               14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2002

                                   (Unaudited)



Assets

Cash and cash equivalents                                                                    $       765,176
Marketable securities, at fair value                                                                 616,095
Investments in Local Limited Partnerships, net (Note 1)                                            1,145,766
Other assets                                                                                           7,963
                                                                                             ----------------
     Total Assets                                                                            $     2,535,000
                                                                                             ==================

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                $        46,339
Accrued expenses                                                                                      24,563
Deposit on sale                                                                                      220,954
                                                                                             ----------------
     Total Liabilities                                                                               291,856
                                                                                             ----------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             2,230,186
Net unrealized gains on marketable securities                                                         12,958
                                                                                             ---------------
Total Partners' Equity                                                                             2,243,144
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,535,000
                                                                                             ===============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 2002              2001               2002              2001
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $       11,408    $      21,383       $      41,424    $      70,751
   Other                                                 -                -                   -           62,129
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                   19,800            4,685              27,884           58,286
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  31,208           26,068              69,308          191,166
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees, affiliate                 64,639           65,492             193,917          196,476
   General and administrative (includes
     reimbursements to an affiliate of
     $261,060 and $189,914 in 2002
     and 2001, respectively)                        51,409           72,726             330,443          287,028
   Provision for valuation of advances to
     Local Limited Partnerships                      4,333                -              15,280                -
   Amortization                                      4,926            3,069              14,780           14,780
                                            --------------    -------------       -------------    -------------
     Total Expenses                                125,307          141,287             554,420          498,284
                                            --------------    -------------       -------------    -------------

Loss before equity in income (losses)
   of Local Limited Partnerships                   (94,099)        (115,219)           (485,112)        (307,118)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                   (32,082)         297,050              (8,945)         286,767
                                            --------------    -------------       -------------    -------------

Net Income (Loss)                           $     (126,181)   $     181,831       $    (494,057)   $     (20,351)
                                            ==============    =============       =============    =============

Net Income (Loss) allocated:
   General Partners                         $       (1,262)   $       1,818       $      (4,941)   $        (204)
   Limited Partners                               (124,919)         180,013            (489,116)         (20,147)
                                            --------------    -------------       -------------    -------------
                                            $     (126,181)   $     181,831       $    (494,057)   $     (20,351)
                                            ==============    =============       =============    =============

Net Income (Loss) per Limited
   Partner Unit (60,000 Units)              $        (2.08)   $        3.00       $       (8.15)   $        (0.34)
                                            ==============    =============       =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)



                                                         Initial         Investor           Net
                                        General          Limited          Limited       Unrealized
                                        Partners        Partners         Partners          Gains          Total
                                      -------------  -------------     -------------  -------------  --------------

Balance at March 31, 2002             $    (500,075) $       5,000     $   3,219,318  $      11,665  $    2,735,908
                                      -------------  -------------     -------------  -------------  --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -              -                 -          1,293           1,293
   Net Loss                                  (4,941)             -          (489,116)             -        (494,057)
                                      -------------  -------------     -------------  -------------  --------------
Comprehensive Income (Loss)                  (4,941)             -          (489,116)         1,293        (492,764)
                                      -------------- -------------     -------------   ------------- --------------

Balance at December 31, 2002          $    (505,016) $       5,000     $   2,730,202  $      12,958  $    2,243,144
                                      =============  =============     =============  =============  ==============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                                                       2002             2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (608,645)   $    (277,448)

Net cash provided by investing activities                                               502,098          251,169
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                              (106,547)         (26,279)

Cash and cash equivalents, beginning                                                    871,723          612,512
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     765,176    $     586,233
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in thirty-three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    34,413,411

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $14,574,184)                                                               (31,842,058)

Cumulative cash distributions received from Local Limited Partnerships                                (3,191,745)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustment                                             (620,392)

Excess of investment costs over the underlying net assets acquired:

     Acquisition fees and expenses                                                                     4,217,324

     Cumulative amortization of acquisition fees and expenses                                         (1,277,144)
                                                                                                 ---------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,319,788

Reserve for valuation of investments in Local Limited Partnerships                                    (1,174,022)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $     1,145,766
                                                                                                 ===============

For the nine months ended December 31, 2002, the Partnership advanced $15,280 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $1,981,457. For the nine months ended December 31, 2002 the Partnership has not recognized $1,972,512 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At December 31, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of $765,176, as compared to $871,723 at March 31, 2002. The decrease is primarily attributable to purchases of marketable securities and cash used for operating activities, partially offset by proceeds from sales and maturities of marketable securities.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At December 31, 2002, approximately $953,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $272,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $1,174,000 to Local Limited Partnerships to fund operating deficits.

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

At December 31, 2002, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2002 resulted in a net loss of $126,181, as compared to net income of $181,831 for the same period in 2001. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is due in part to the transfer of Local General Partner interest at one Local Limited Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2002 resulted in a net loss of $494,057 as compared to a net loss of $20,351 for the same period in 2001. The increase in net loss is primarily due to an increase in equity in losses of Local Limited Partnerships, a decrease in recovery of provision for valuation of advances to Local Limited Partnerships, and other revenue and an increase in general and administrative expense. The increase in equity in losses of Local Limited Partnerships is due in part to the transfer of Local General Partner interest at one Local Limited Partnership. The decrease in the recovery of provision for valuation of advances to Local Limited Partnerships from 2001 to 2002 relates to reimbursements in 2001 of previously reserved for advances made to certain Local Limited Partnerships in prior years. The increase in general and administrative expenses is primarily due to a change in the estimate of amounts due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the nine months ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Partnership's investment portfolio at December 31, 2002 consists of limited partnership interests in thirty-three Local Limited Partnerships, each of which own and operate a multi-family apartment complex. Beginning in 2003 and continuing through 2005, the compliance period of the thirty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to twelve of these investments. It is unlikely that the disposition of any of these twelve Local Limited Partnership interests will generate any material cash distributions to the Partnership. For further information regarding these investments, please refer to the Annual Report.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's compliance period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

          (a)      Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanex-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2003      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


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


Date:   February 14, 2003         /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                 Date:  February 14, 2003