Form 10KSB
period 2003-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2003-06-27
CIK 830997

June 27, 2003



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2003 File Number 0-17777



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


For the fiscal year ended                         March 31, 2003
                         ---------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                     to


  Commission file number 0-17777

          Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                   Delaware                                 04-3002607

      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


   101 Arch Street, Boston, Massachusetts                02110-1106
-------------------------------------------   ---------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                   --------------------------

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

                        $60,000,000 as of March 31, 2003

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

        "Estimated Use of Proceeds"                                              Part III, Item 12

        "Management Compensation and Fees"                                       Part III, Item 12

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-14
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-14
     Item 7       Financial Statements and Supplementary Data                        K-18
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-18

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-19
     Item 10      Management Remuneration                                            K-19
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-20
     Item 12      Certain Relationships and Related Transactions                     K-20
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-21

CONTROLS AND PROCEDURES                                                              K-22
-----------------------

SIGNATURES                                                                           K-23
----------


CERTIFICATIONS                                                                       K-24
--------------

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
             Properties owned by
               Local Limited                                                      Date Interest
                Partnerships                             Location                      Acquired
---------------------------------------------    --------------------------    -------------------------

Meadowbrook                                        Americus, GA                    10/01/88
Atlantic Terrace                                   Washington, DC                  12/01/88
Patrick Henry (1)                                  Tulsa, OK                       12/01/88
Nottingham Square (1)                              Moore, OK                       10/01/88
Bamberg Garden                                     Bamberg, SC                     01/20/89
Reno Birchwood                                     Reno, NV                        07/10/88
Rustic Oaks                                        Blair, NE                       01/03/89
Brighton Manor                                     Douglasville, GA                12/29/89
Nezinscott Village                                 Buckfield, ME                   08/01/88
Chapparal (1)                                      Midland, TX                     12/01/88
Parkview II                                        DeSoto, MO                      03/31/89
Durham Park                                        Tigard, OR                      12/29/88
Eastmont Estates (1)                               Greenburg, PA                   12/01/88
Garden Cove                                        Huntsville, AL                  05/11/89
Grayton Pointe (1)                                 Macon, GA                       12/27/88
La Center                                          La Center, KY                   03/31/89
Lamar  Lamar, AR                                   12/01/88
Linden                                             Reno, NV                        08/01/88
McKinley Lane                                      Fitzgerald, GA                  02/08/89
Milo                                               Milo, ME                        12/20/89
Highland Village                                   Monroe, GA                      12/01/88
Quail Run                                          Mulberry, AR                    12/01/88
Newport Family                                     Newport, ME                     08/01/88
Paragould                                          Paragould, AR                   12/01/88
Nuevo San Antonio                                  Aguadilla, PR                   10/01/88
Shadow Wood (1)                                    Chickasha, OK                   12/01/88
Shannon Creste                                     Union City, GA                  07/10/89
Snapfinger Creste (1)                              Decatur, GA                     12/30/88
Spring Hill I                                      Casper, WY                      10/01/88
Spring Hill II                                     Casper, WY                      10/01/88
Spring Hill III                                    Casper, WY                      10/01/88
Strafford Arms                                     Strafford, MO                   03/31/89
Unity Family                                       Unity, ME                       08/01/88
Ward Manor                                         Ward, AR                        12/01/88
Warrenton                                          Warrenton, MO                   03/31/89
Wayne  Boston, MA                                  12/22/88
Ashton Place                                       Waynesboro, GA                  12/01/88
Willow Creek                                       Reno, NV                        08/01/88
Willowpeg Lane                                     Rincon, GA                      10/01/88
Winona                                             Winona, MO                      12/01/88


(1) The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners, with the exception of Garden Cove Apartments, Ltd. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions in Local Limited Partnerships: (i) Waynesboro Properties, L.P., Monroe Properties L.P., Bamberg Properties L.P., Americus Properties L.P., McKinley-Walker, L.P. and Willowpeg Lane, L.P., representing 5.09%, have Boyd Management, Inc. as Local General Partner; (ii) Lamar Assoc., L.P., Mulberry Assoc. I, L.P., Paragould Associates I, L.P., Ward Manor Associates I, L.P., Blair Senior Housing, L.P., DeSoto Associates III, L.P., LaCenter Associates, L.P., Strafford II Rural Housing, L.P., Warrenton Assoc. I, L.P. and Winona Associates I, L.P., representing 3.02%, have Maco Management Co. as Local General Partner; (iii) Buckfield Housing Assoc., Newport Housing Assoc., Milo Housing Assoc. and Unity Family Housing Assoc., representing 3.01%, have C.B. Mattson, Inc. as Local General Partner; (iv) Birch Associates, L.P., Linden Housing Assoc. Ltd. and Willow Creek Housing Assoc. L.P., representing 4.10%, have Robert F. Nielsen, interests as Local General Partner; and (v) Spring Hill Housing Assoc. I, Ltd., Spring Hill Housing Assoc. II, Ltd and Spring Hill Housing Assoc. III, Ltd, representing 4.99%, have RSF Ventures, Inc, as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% except for Shannon Creste where the Partnership's ownership interest is 98%.

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



                                               Capital Contributions
                                              Total           Paid                Mtge. loans
Local Limited Partnership          Number     committed at  through              payable at           Type         Occupancy at
Property Name                       of         March 31,     March 31,            December 31,          of            March 31,
Property Location               Apt. Units       2003         2003                 2002               Subsidy*          2003
-----------------------------------------    ------------  -------------    ------------------      --------     -------------

Americus Properties Limited Partnership
Meadowbrook
Americus, GA                       55             $ 333,000       $ 333,000           $ 1,447,796           FmHA              100%

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                    198             3,073,000       3,073,000            10,813,074         Section 8            99%

B&C Housing Associates, II,  (1)
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership
Bamberg Garden
Bamberg, SC                        24               162,750         162,750               724,637           FmHA               96%

Birch Associates Limited Partnership
    (A Limited Partnership)
Reno Birchwood
Reno, NV                          138               780,000         780,000             2,487,442         Section 8            95%

Blair Senior Housing, L.P.
Rustic Oaks
Blair, NE                          12                78,000          78,000               353,022           FmHA               58%





                                              Capital Contributions
                                              Total           Paid              Mtge. loans
Local Limited Partnership        Number    committed at       through            payable at           Type         Occupancy at
Property Name                     of        March 31,       March 31,          December 31,           of            March 31,
Property Location             Apt. Units      2003             2003               2002               Subsidy*          2003
----------------------------------------   ------------    ------------     ------------------        --------     -------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                40             1,050,000       1,050,000             1,127,125           None               88%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                   20               234,000         234,000             1,068,564           FmHA               95%

Chapparal Housing Associates, Ltd., (1)
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P.
Parkview II
DeSoto, MO                      24               118,500         118,500               555,234           FmHA              100%

Durham Park Limited Partnership
Durham Park
Tigard, OR                     224             4,100,000       4,100,000             8,993,237           None               92%

Eastmont Estates Associates (1)
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA




                                                      Capital Contributions
                                                   Total           Paid              Mtge. loans
Local Limited Partnership      Number           committed at      through            payable at          Type         Occupancy at
Property Name                   of               March 31,       March 31,          December 31,           of            March 31,
Property Location             Apt. Units          2003             2003                2002               Subsidy*         2003
----------------------------  ----------     --------------   --------------    -------------------       --------    --------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                   200             3,264,264       3,264,264             5,164,919           None               86%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

LaCenter Associates, Limited Partnership
LaCenter
LaCenter, KY                      12                85,125          85,125               391,584           FmHA              100%

Lamar Associates, Limited Partnership
Lamar
Lamar, AR                         20               137,250         137,250               615,457           FmHA              100%

Linden Housing Associates, Ltd.
     (A Limited Partnership)
Linden
Reno, NV                          40               342,750         342,750               846,479         Section 8            98%

McKinley-Walker Limited Partnership
McKinley Lane
Fitzgerald, GA                    48               330,000         330,000             1,389,285           FmHA               77%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                          24               273,000         273,000             1,241,280           FmHA               75%




                                                    Capital Contributions
                                                  Total            Paid              Mtge. loans
Local Limited Partnership        Number         committed at       through            payable at          Type         Occupancy at
Property Name                      of             March 31,       March 31,          December 31,          of            March 31,
Property Location               Apt. Units          2003             2003                2002            Subsidy*         2003
----------------------------------------------- ----------     --------------   --------------    -------------------   ------------

Monroe Properties Limited Partnership
Highland Village
Monroe, GA                          55               321,750         321,750             1,435,807           FmHA               96%

Mulberry Associates I, Limited Partnership
Quail Run
Mulberry, AR                        24               164,250         164,250               741,493           FmHA              100%

Newport Housing Associates (A Limited Partnership)
Newport Family
Newport, ME                         24               271,500         271,500             1,242,080           FmHA               96%

Paragould Associates I, Limited Partnership
Paragould
Paragould, AR                       14               101,625         101,625               523,784           FmHA              100%

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aguadilla, PR                      100               800,250         800,250             3,796,177           FmHA              100%

Shadow Wood Housing Associates, Limited, (1)
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                      200             3,635,000       3,635,000             7,074,780           None              92%




                                                    Capital Contributions
                                                    Total           Paid              Mtge. loans
Local Limited Partnership        Number           committed at       through            payable at           Type      Occupancy at
Property Name                      of               March 31,       March 31,          December 31,           of          March 31,
Property Location                Apt. Units          2003             2003                2002               Subsidy*        2003
------------------------------------------     --------------   --------------    -------------------       --------    -----------

Snapfinger Creste Apartments, L.P. (1)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                          32               408,500         408,500             1,015,447         Section 8           100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                          48               597,000         597,000             1,385,506         Section 8           100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                          47               653,000         653,000             1,467,228         Section 8           100%

Strafford II Rural Housing, L.P.
Strafford Arms
Strafford, MO                       12                64,500          64,500               289,746           FmHA              100%

Unity Family Housing Associates
     (A Limited Partnership)
Unity Family
Unity, ME                           20               222,000         222,000               991,366           FmHA               90%

Ward Manor Associates I, Limited Partnership
Ward Manor
Ward, AR                            16               114,750         114,750               691,568           FmHA               94%




                                                     Capital Contributions
                                                     Total           Paid              Mtge. loans
Local Limited Partnership         Number           committed at       through            payable at           Type      Occupancy at
Property Name                       of               March 31,       March 31,          December 31,           of         March 31,
Property Location                 Apt. Units          2003             2003                2002               Subsidy*       2003
--------------------------------------------     --------------   --------------    -------------------       --------    ---------

Warrenton Associates I, L.P.
Warrenton
Warrenton, MO                       16                78,375          78,375               369,972           FmHA              100%


Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                         349            10,937,500      10,600,000            11,630,455         Section 8            95%

Waynesboro Properties, Limited Partnership
Ashton Place
Waynesboro, GA                      36               217,500         217,500               932,690           FmHA              100%

Willow Creek Housing Associates, Ltd.
Willow Creek
Reno, NV                            25               240,000         240,000               562,350         Section 8           100%

Willowpeg Lane Limited Partnership
Willowpeg Lane
Rincon, GA                          48               325,500         325,500             1,453,442           FmHA              100%




                                                     Capital Contributions
                                                   Total           Paid              Mtge. loans
Local Limited Partnership      Number           committed at       through            payable at           Type         Occupancy at
Property Name                   of               March 31,       March 31,          December 31,           of            March 31,
Property Location             Apt. Units          2003             2003                2002               Subsidy*         2003
----------------------------  ----------     --------------   --------------    -------------------       --------    --------------

Winona Associates I, L.P.
Winona
Winona, MO                         12                62,250          62,250               275,655          FmHA              100%
                              -------          ------------    ------------        --------------
                                2,157           $33,576,889     $33,239,389        $   73,098,681
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

Three Local Limited Partnerships invested in by the Partnership, Wayne Apartments Project Limited Partnership ("Wayne"), Durham Park Limited Partnership and Shannon Creste Apartments Limited Partnership, each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

As of March 31, 2003, there were 3,987 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2003 and 2002, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $66,254,000 and $86,968,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the Local Limited Partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $15,567,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.

Liquidity and capital resources

At March 31, 2003, the Partnership had cash and cash equivalents of $929,411 as compared to $871,723 at March 31, 2002. The increase is primarily attributable to proceeds from sales and maturities of marketable securities, partially offset by purchases of marketable securities and cash used for operations.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At March 31, 2003, approximately $1,004,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $274,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $1,174,000 to Local Limited Partnerships to fund operating deficits.

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

At March 31, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the years ended March 31, 2003 or 2002. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Partnership's results of operations for the year ended March 31, 2003 resulted in a net loss of $680,855 as compared to a net loss of $296,337 for the same period in 2002. The increase in net loss is primarily due to an increase in general and administrative expenses, a decrease in equity in income of Local Limited Partnerships, a decrease in other revenue and a recovery of provision for valuation of advances to Local Limited Partnerships recognized in 2002. The increase in general and administrative expenses is primarily due to increased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002 which are being expensed in the year ended March 31, 2003. The decrease in other revenue is related to the timing of distributions received by the Partnership. The recovery of provision for valuation of advances to Local Limited Partnerships in 2002 relates to reimbursements of previously reserved for advances made to certain Local Limited Partnerships in prior years.

Low-income housing tax credits

The 2002 and 2001 Low-Income Housing Tax Credits per Unit for individuals were $0.46 and $0.94, respectively. The Tax Credits per Limited Partner stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits have decreased significantly as several Properties have reached the end of the ten-year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in thirty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. Beginning in 2003 and continuing through 2005, the Compliance Period of the thirty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to twenty-two of these investments. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, has expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of these Properties continue to generate Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

The Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and La Center, located in La Center, Arkansas, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership has the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties: Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, Unity Family, located in Unity, Maine, Nuevo San Antonio, located in Aguadilla, Puerto Rico, Parkview II, located in Desoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

An affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains high occupancy and generates positive cash flow. Effective September 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2003 and 2002.

Since most of the Properties benefit from some from of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for Tax Credits.

Certain Properties in which the Partnership has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in February 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.


     Name                                Position

Jenny Netzer                Principal, Head of Housing and Community Investment
Michael H. Gladstone        Principal, Member
Lauren M. Guillette         Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 have been charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 2003. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2003 are as follows:

                                               2003            2002
                                           -------------     -----------

       Asset management fees               $     260,107     $   261,115

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                   2003            2002
                                               -------------     -----------

 Salaries and benefits expense reimbursements  $     375,796     $   245,121


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L. P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates for the two years ended March 31, 2003 is presented in Note 6 to the Financial Statements.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                      CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                           Date:    June 27, 2003
           ---------------------------------------            -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June 27, 2003
           ---------------------------------------           -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                  Date:   June 27, 2003
           -----------------------------                     -------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Qualified Housing Tax Credits, L.P. II:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 27, 2003             /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  June 27, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                           Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2003

                                      Index


                                                                                      Page No.

Report of Independent Accountants
     For the years ended March 31, 2003 and 2002                                        F-2

Financial Statements

     Balance Sheet - March 31, 2003                                                     F-3

     Statements of Operations - For the years ended
       March 31, 2003 and 2002                                                          F-4

     Statements of Changes in Partners' Equity (Deficiency)
       For the years ended March 31, 2003 and 2002                                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2003 and 2002                                                          F-6

     Notes to the Financial Statements                                                  F-7

     Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. II


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $1,134,571 at March 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $4,587 and $88,581 for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 9, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2003




Assets

Cash and cash equivalents                                                                    $       929,411
Marketable securities, at fair value (Note 3)                                                        412,126
Investments in Local Limited Partnerships (Note 4)                                                 1,134,571
Other assets                                                                                           6,472
                                                                                             ----------------
     Total Assets                                                                            $     2,482,580
                                                                                             =================

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                    $       180,093
Accrued expenses                                                                                      29,155
Deposit on sale (Note 5)                                                                             220,954
                                                                                             ---------------
     Total Liabilities                                                                               430,202
                                                                                             ----------------

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                                             2,043,388
Net unrealized gains on marketable securities                                                          8,990
                                                                                             ---------------
Total Partners' Equity                                                                             2,052,378
                                                                                             ----------------
     Total Liabilities and Partners' Equity                                                  $     2,482,580
                                                                                             ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                                    2003              2002
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      49,946    $      88,306
   Recovery of provision for valuation of advances to Local
     Limited Partnerships                                                                   -           62,129
   Other                                                                               33,916          105,914
                                                                                -------------    -------------
     Total Revenue                                                                     83,862          256,349
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 6)                                         260,107          261,115
   General and administrative
     (includes reimbursements to an affiliate
     in the amount of $375,796 and $245,121 in 2003 and
     2002, respectively) (Note 6)                                                     474,071          360,715
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                                     15,419                -
   Amortization                                                                        19,707           19,707
                                                                                -------------    -------------
     Total Expenses                                                                   769,304          641,537
                                                                                -------------    -------------
Loss before equity in income of Local
   Limited Partnerships                                                              (685,442)        (385,188)
Equity in income of Local Limited
   Partnerships (Note 4)                                                                4,587           88,851
                                                                                -------------    -------------

Net Loss                                                                        $    (680,855)   $    (296,337)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $      (6,809)   $      (2,963)
   Limited Partners                                                                  (674,046)        (293,374)
                                                                                -------------    -------------
                                                                                $    (680,855)   $    (296,337)
                                                                                =============    =============
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $      (11.23)   $       (4.89)
                                                                                =============    =============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2003 and 2002



                                                        Initial        Investor             Net
                                       General          Limited         Limited         Unrealized
                                       Partners        Partners        Partners            Gains          Total
                                      ------------     --------      ------------      ----------    --------------

Balance at March 31, 2001             $  (497,112)    $   5,000      $  3,512,692      $   15,171    $    3,035,751
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (3,506)           (3,506)
   Net Loss                                (2,963)            -          (293,374)              -          (296,337)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Loss                         (2,963)            -          (293,374)         (3,506)         (299,843)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2002                (500,075)        5,000         3,219,318          11,665         2,735,908
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (2,675)           (2,675)
   Net Loss                                (6,809)            -          (674,046)              -          (680,855)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Loss                         (6,809)            -          (674,046)         (2,675)         (683,530)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2003             $  (506,884)    $   5,000      $  2,545,272      $    8,990    $    2,052,378
                                      ===========     =========      ============      ==========    ==============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002



                                                                                      2003              2002
                                                                                  -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                       $    (680,855)   $    (296,337)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in income of Local Limited Partnerships                                      (4,587)         (88,851)
     Provision for valuation of advances to Local Limited Partnerships                   15,419                -
     Recovery of provision for valuation of advances to Local Limited
       Partnerships                                                                           -          (62,129)
     Amortization                                                                        19,707           19,707
     Net gains on sales of marketable securities                                         (2,486)            (934)
     Cash distributions included in net loss                                            (29,476)         (95,554)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                       8,525            8,861
       Due to affiliate                                                                   3,957          (49,543)
Accrued expenses                                                                           (307)          (2,722)
                                                                                  -------------    -------------
Net cash used for operating activities                                                 (670,103)        (567,502)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                  (950,204)        (702,650)
   Proceeds from sales and maturities of marketable securities                        1,663,847          954,424
   Cash distributions received from Local Limited Partnerships                           49,276          272,147
   Advances to Local Limited Partnerships                                               (15,419)               -
   Reimbursement of advances to Local Limited Partnerships                                    -           62,129
   Deposit on sale                                                                      (19,709)         240,663
                                                                                  -------------    -------------
Net cash provided by investing activities                                               727,791          826,713
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                                57,688          259,211

Cash and cash equivalents, beginning                                                    871,723          612,512
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     929,411    $     871,723
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% (subsequently increased to 4%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. At March 31, 2003, the Managing General Partner has designated approximately $1,004,000 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Partnership mitigates this risk by investing in major financial institutions.

Marketable Securities

The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnership's equity in

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                   Notes to the Financial Statements (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

income or loss of the Local Limited Partnership's is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership's investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                              Gross             Gross
                                                              Unrealized        Unrealized         Fair
                                                Cost           Gains            Losses             Value
                                           -------------      -----------       ----------      -------------
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $     403,136      $     9,435       $     (445)     $     412,126
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 2003                       $     403,136      $     9,435       $     (445)     $     412,126
                                           =============      ===========       ==========      =============

The contractual maturities at March 31, 2003 are as follows:

                                                                     Cost            Fair Value

Due in less than one year                                       $     303,449       $     308,376
Due in one year to five years                                          99,687             103,750
                                                                -------------       -------------
                                                                $     403,136       $     412,126
                                                                =============       ==============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $14,000 and $27,000 during the years ended March 31, 2003 and 2002, respectively. Proceeds from the maturities of marketable securities were approximately $1,650,000 and $927,000 during the years ended March 31, 2003 and 2002, respectively. Included in investment income are gross gains of $2,968 and $1,315 and gross losses of $482 and $381 which were realized on the sales during the years ended March 31, 2003 and 2002, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      34,413,550

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $15,567,052)                                                               (31,822,494)

Cumulative cash distributions received from Local Limited Partnerships                                (3,217,577)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustments                                            (626,521)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       4,217,324

   Cumulative amortization of acquisition fees and expenses                                           (1,282,071)
                                                                                               -----------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,308,732

Reserve for valuation of investments in Local Limited Partnerships                                    (1,174,161)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $       1,134,571
                                                                                               =================

For the year ended March 31, 2003, the Partnership advanced $15,419 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to approximately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2002 and 2001 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  2002             2001
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  59,923,541     $  63,531,550
   Other assets                                                                  6,330,429         6,679,167
                                                                             -------------     -------------
     Total Assets                                                            $  66,253,970     $  70,210,717
                                                                             =============     =============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  73,098,681     $  74,637,763
   Other liabilities                                                            13,869,058        13,135,449
                                                                             -------------     -------------
     Total Liabilities                                                          86,967,739        87,773,212
                                                                             -------------     -------------

Partnership's deficiency                                                       (17,593,374)      (14,464,386)
Other partners' deficiency                                                      (3,120,395)       (3,098,109)
                                                                             -------------     --------------
     Total Partners' Deficiency                                                (20,713,769)      (17,562,495)
                                                                             -------------     -------------
       Total Liabilities and Partners' Deficiency                            $  66,253,970     $  70,210,717
                                                                             =============     =============

Summarized Income Statements - for
the years ended December 31,

Rental and other revenue                                                     $  15,720,425     $  15,936,289
                                                                             -------------     -------------

Expenses:
   Operating                                                                     9,570,246        10,046,727
   Interest                                                                      4,877,434         5,102,413
   Depreciation and amortization                                                 4,220,386         4,192,177
                                                                             -------------     -------------
     Total Expenses                                                             18,668,066        19,341,317
                                                                             -------------     -------------

Net Loss                                                                     $  (2,947,641)    $  (3,405,028)
                                                                             =============     =============

Partnership's share of Net Loss  (2002 includes adjustment from prior year)  $  (2,954,761)    $  (3,368,865)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (33,071)    $     (36,163)
                                                                             =============     =============

For the years ended March 31, 2003 and 2002, the Partnership has not recognized $2,959,402 and $3,457,716, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $54 of previously unrecognized losses in the year ended March 31, 2003.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($17,593,374) differs from the Partnership's investments in Local Limited Partnerships before adjustments of ($626,521) primarily because: i) cumulative unrecognized losses as described above; ii) cash distributions paid by Local Limited Partnerships during the quarter ended March 31, 2003 are not reflected in the December 31, 2002 balance sheets of the Local Limited Partnerships; and
iii) the Partnership has included advances in investments in Local Limited Partnerships.

5.   Deposit on Sale

Deposit on sale represents a deposit on the 2005 sale of the Partnership's interest in a Local Limited Partnership, Shannon Creste.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


6.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $260,107 and $261,115 for the years ended March 31, 2003 and 2002, respectively. Included in due to affiliate at March 31, 2003 is $66,190 of Asset Management Fees due to an affiliate of the Managing General Partner. During the years ended March 31, 2003 and 2002, $258,556 and $261,968, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $375,796 and $245,121, respectively, that the Partnership incurred for these expenses. As of March 31, 2003, $113,903 is payable to an affiliate of the Managing General Partner for salaries and benefits.

7.   Commitments

At March 31, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                    2003               2002
                                                                                -------------    -------------

Net Loss per financial statements                                               $    (680,855)   $    (296,337)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses
   for tax (financial reporting) purposes                                             (36,712)         548,789

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (2,959,348)      (3,457,716)

Adjustment to reflect March 31 fiscal year end to December 31
   tax year end                                                                       122,121          (12,005)

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                     15,419                -

Recovery of provision for valuation of advances to Local Limited
   Partnerships recognized for financial reporting purposes                                 -          (62,129)

Gain on write-off of investment in Local Limited Partnership for tax
   purposes in excess of gain for financial reporting purposes                              -          191,852

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                (136,480)        (136,480)

Cash distributions included in net loss for financial reporting purposes              (69,997)        (134,752)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (3,745,852)   $  (3,358,778)
                                                                                =============    =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)


8. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                          Financial
         Reporting                                           Tax
                                                          Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $    1,134,571      $  (8,531,368)      $   9,665,939
                                                       ==============      =============       ==============
   Other assets                                        $    1,348,009      $   8,432,693       $  (7,084,684)
                                                       ==============      =============       =============
   Liabilities                                         $      430,202      $     291,857       $     138,345
                                                       ==============      =============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $10,055,000 greater than for financial reporting purposes, including approximately $15,567,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided a provision for valuation of approximately $1,174,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $811,000 greater than for financial reporting purposes; and (iv) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

9.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $66,254,000 and $86,968,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $15,567,000 at December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.