Form 10QSB
period 2003-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2003-08-12
CIK 830997

August 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2003
        File Number 0-17777



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

For the quarterly period ended                                June 30, 2003
                                       OR

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




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2003 and 2002                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2003                                                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2003 and 2002                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Controls and Procedures                                                             10

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $       657,207
Marketable securities, at fair value                                                                 409,250
Investments in Local Limited Partnerships (Note 1)                                                 1,160,399
Other assets                                                                                           3,970
     Total Assets                                                                            $     2,230,826

Liabilities and Partners' Equity

Due to affiliate                                                                             $        21,763
Accrued expenses                                                                                      15,143
Deposit on sale                                                                                      220,954
     Total Liabilities                                                                               257,860

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             1,966,852
Net unrealized gains on marketable securities                                                          6,114
     Total Partners' Equity                                                                        1,972,966
     Total Liabilities and Partners' Equity                                                  $     2,230,826

  The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                    2003              2002
Revenue:
   Investment                                                                   $       7,309    $      17,250
   Other                                                                                  916            6,394
     Total Revenue                                                                      8,225           23,644
Expenses:
   Asset management fees, affiliate                                                    66,190           64,639
  Provision for valuation of advances to Local
     Limited Partnerships (Note 1)                                                     11,328                -
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of $63,158 and $132,993 in 2003 and
     2002, respectively)                                                               87,348          158,755
   Amortization                                                                         1,712            4,927
     Total Expenses                                                                   166,578          228,321
Loss before equity in income (losses) of Local
   Limited Partnerships                                                              (158,353)        (204,677)
Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                                               81,817           (7,850)

Net Loss                                                                        $     (76,536)   $    (212,527)

Net Loss allocated:
   General Partners                                                             $        (765)   $      (2,125)
   Limited Partners                                                                   (75,771)        (210,402)
                                                                                $     (76,536)   $    (212,527)
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $       (1.26)   $       (3.51)

  The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)




                                                    Initial           Investor           Net
                                    General         Limited           Limited        Unrealized
                                    Partners        Partner           Partners           Gains             Total

Balance at March 31, 2003        $  (506,884)    $       5,000    $    2,545,272    $       8,990    $    2,052,378

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale          -                -                 -           (2,876)           (2,876)
   Net Loss                             (765)                -           (75,771)               -           (76,536)
Comprehensive Loss                      (765)                -           (75,771)          (2,876)          (79,412)

Balance at June 30, 2003         $  (507,649)    $       5,000    $    2,469,501    $       6,114    $    1,972,966


  The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                       2003             2002

Net cash used for operating activities                                            $    (316,069)   $    (241,712)
Net cash provided by investing activities                                                43,865          409,600

Net increase (decrease) in cash and cash equivalents                                   (272,204)         167,888
Cash and cash equivalents, beginning                                                    929,411          871,723
Cash and cash equivalents, ending                                                 $     657,207    $   1,039,611




  The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                        Notes to the Financial Statements
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships, in which the Partnership has a limited Partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      34,424,878

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,387,838)                                                               (31,739,761)

Cumulative cash distributions received from Local Limited Partnerships                                (3,272,770)

Investments in Local Limited Partnerships before adjustments                                            (587,653)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       4,217,324

   Cumulative amortization of acquisition fees and expenses                                           (1,283,783)

Investments in Local Limited Partnerships before reserve for valuation                                 2,345,888

Reserve for valuation of investments in Local Limited Partnerships                                    (1,185,489)

Investments in Local Limited Partnerships                                                      $       1,160,399


For the three months ended June 30, 2003, the Partnership advanced $11,328 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to approximately reflect the estimated net realizable value of these investments.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $738,053. For the three months ended June 30, 2003, the Partnership has not recognized $819,870 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At June 30, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of $657,207 as compared to $929,411 at March 31, 2003. The decrease is primarily attributable to cash used for operating activities and advances to Local Limited Partnerships. The decrease is partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At June 30, 2003, approximately $729,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $275,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Partnership has advanced approximately $1,185,000 to Local Limited Partnerships to fund operating deficits.

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

At June 30, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2003.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2003 resulted in a net loss of $76,536 as compared to a net loss of $212,527 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in thirty-three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2003. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the thirty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twenty-two Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

The Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and La Center, located in La Center, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership has the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner.

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

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanex-Oxley Act of 2002.


                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2003                      BOSTON FINANCIAL QUALIFIED HOUSING
                                             TAX CREDITS L.P. II


                                             By:   Arch Street, Inc.,
                                             its Managing General Partner


                                             /s/Jenny Netzer
                                             Jenny Netzer
                                             Executive Vice President
                                             MMA Financial, LLC