Form 10QSB
period 2003-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2003-11-13
CIK 830997

November 13, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-17777



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

For the quarterly period ended September 30, 2003
                               -------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------    -----------------------

                         Commission file number 0-17777

Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------
(Exact name of registrant as specified in its charter)


                   Delaware                      04-3002607
 ---------------------------------------        ---------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)             Identification No.)


   101 Arch Street, Boston, Massachusetts        02110-1106
-------------------------------------------      --------------
      (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code (617) 439-3911
                                                   ---------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                        1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2003 and 2002                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30,
           2003                                                                                3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2003 and 2002                                                   4

         Notes to the Financial Statements (Unaudited)                                         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7

Item 3.   Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Items 1-6                                                                                     12

SIGNATURE                                                                                     13


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $       649,972
Marketable securities, at fair value                                                                 405,219
Investments in Local Limited Partnerships (Note 1)                                                 1,233,665
Other assets                                                                                           6,459
                                                                                             ---------------
     Total Assets                                                                            $     2,295,315
                                                                                             ===============

Liabilities and Partners' Equity

Due to affiliate                                                                             $       150,892
Accrued expenses                                                                                      19,174
Deposit on sale                                                                                      220,954
                                                                                             ---------------
     Total Liabilities                                                                               391,020
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             1,902,212
Net unrealized gains on marketable securities                                                          2,083
     Total Partners' Equity                                                                  ---------------
     Total Liabilities and Partners' Equity                                                        1,904,295
                                                                                             ---------------
                                                                                             $     2,295,315
                                                                                             ================

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                             September 30,     September 30,      September 30,     September 30,
                                                 2003              2002               2003              2002
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $        6,366    $      12,766       $      13,675    $      30,016
   Other                                             9,441            1,690              10,357            8,084
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  15,807           14,456              24,032           38,100
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees, affiliate                 66,190           64,639             132,380          129,278
   Provision for valuation of advances to
     Local Limited Partnerships                          -           10,947              11,328           10,947
   General and administrative (includes
     reimbursements to an affiliate of
     $126,096 and $236,529, respectively)           87,522          120,279             174,870          279,034
   Amortization                                      1,712            4,927               3,424            9,854
                                            --------------    -------------       -------------    -------------
     Total Expenses                                155,424          200,792             322,002          429,113
                                            --------------    -------------       -------------    -------------
Loss before equity in income of
   Local Limited Partnerships                     (139,617)        (186,336)           (297,970)        (391,013)
Equity in income of Local
   Limited Partnerships (Note 1)                    74,977           30,987             156,794           23,137
                                            --------------    -------------       -------------    -------------

Net Loss                                    $      (64,640)   $    (155,349)      $    (141,176)   $    (367,876)
                                            ==============    =============       =============    =============

Net Loss allocated:
   General Partners                         $         (646)   $      (1,554)      $      (1,411)   $      (3,679)
   Limited Partners                                (63,994)        (153,795)           (139,765)        (364,197)
                                            --------------    --------------      -------------    -------------
                                            $      (64,640)   $    (155,349)      $    (141,176)   $    (367,876)
                                            ==============    =============       =============    =============
Net Loss per Limited
   Partner Unit (60,000 Units)              $        (1.07)   $       (2.56)      $       (2.33)   $        (6.07)
                                            ==============    =============       =============    ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)




                                                 Initial          Investor          Net
                                    General      Limited          Limited           Unrealized
                                    Partners     Partner          Partners          Gains            Total
                                 -----------     -------------    --------------    -------------    --------------

Balance at March 31, 2003        $  (506,884)    $       5,000    $    2,545,272    $       8,990    $    2,052,378
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale          -                -                 -           (6,907)           (6,907)
   Net Loss                           (1,411)                -          (139,765)               -          (141,176)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Loss                    (1,411)                -          (139,765)          (6,907)         (148,083)
                                 -----------     -------------    --------------    -------------    --------------

Balance at September 30, 2003    $  (508,295)    $       5,000    $    2,405,507    $       2,083    $    1,904,295
                                 ===========     =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                                       2003             2002
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (332,744)   $    (384,005)

Net cash provided by (used for) investing activities                                     53,305         (455,010)
                                                                                  -------------    -------------
Net decrease in cash and cash equivalents                                              (279,439)        (839,015)

Cash and cash equivalents, beginning                                                    929,411          871,723
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $     649,972    $      32,708
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      34,424,878

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,798,698)                                                               (31,655,343)

Cumulative cash distributions received from Local Limited Partnerships                                (3,282,210)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustments                                            (512,675)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       4,217,324

   Cumulative amortization of acquisition fees and expenses                                           (1,285,495)
                                                                                               -----------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,419,154

Reserve for valuation of investments in Local Limited Partnerships                                    (1,185,489)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $       1,233,665
                                                                                               =================

For the six months ended September 30, 2003, the Partnership advanced $11,328 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to approximately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $1,064,495. For the six months ended September 30, 2003, the Partnership has not recognized $1,222,683 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $1,394 of previously unrecognized losses in the six months ended September 30, 2003.

2.   Commitments

At September 30, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of $649,972 as compared to $929,411 at March 31, 2003. The decrease is primarily attributable to cash used for operating activities and advances to Local Limited Partnerships. The decrease is partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At September 30, 2003, approximately $718,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $275,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Partnership has advanced approximately $1,185,000 to Local Limited Partnerships to fund operating deficits.

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

At September 30, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2003 resulted in a net loss of $64,640 as compared to a net loss of $155,349 for the same period in 2002. The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnerships and a decrease in general and administrative expenses. The increase in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002 which were expensed in the three months ended September 30, 2002.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2003 resulted in a net loss of $141,176 as compared to a net loss of $367,876 for the same period in 2002. The decrease in net loss is primarily attributable to an increase in equity in income of Local Limited Partnerships and a decrease in general and administrative expenses. The increase in equity in income of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expense is primarily due to increased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002 which were expensed in the six months ended September 30, 2002.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the thirty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twenty-two Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

As previously reported, the Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, has expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of these Properties continue to generate Tax Credits. The Managing General Partner has not yet transferred any of the Partnership's interest in these Local Limited Partnerships.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and La Center, located in La Center, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership has the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties: Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, Unity Family, located in Unity, Maine, and Nuevo San Antonio, located in Aguadilla, Puerto Rico. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

The Managing General Partner has negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties: Parkview II, located in DeSoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and they are all FMHA properties.

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains moderate occupancy and operates below breakeven. Effective September 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005.

Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. Occupancy has decreased in recent months, causing both working capital and debt service coverage to drop below appropriate levels as of June 30, 2003. The drop in occupancy is attributable to job loss and competition in the area as well general softness in the greater Atlanta rental market which is saturated with affordable housing. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 2003      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


                               By:   Arch Street, Inc.,
                                     its Managing General Partner


                                     /s/Jenny Netzer
                                     Jenny Netzer
                                     Executive Vice President
                                     MMA Financial, LLC