Form 10QSB
period 2003-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2004-02-12
CIK 830997

February 12, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-17777



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

For the quarterly period ended   December 31, 2003
                                ----------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                     to
                               ----------------        --------------------

                         Commission file number 0-17777


Boston Financial Qualified Housing Tax Credits L.P. II
---------------------------------------------------------
Exact name of registrant as specified in its charter)


Delaware                                        04-3002607
-------------------                             -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


101 Arch Street, Boston, Massachusetts           02110-1106
-------------------------------------------      ---------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                         1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2003 and 2002                                             2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31,
           2003                                                                                3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2003 and 2002                                                    4

         Notes to the Financial Statements (Unaudited)                                         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7

Item 3.   Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Items 1-6                                                                                     12

SIGNATURE                                                                                     13


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $       607,027
Marketable securities, at fair value                                                                 202,563
Investments in Local Limited Partnerships (Note 1)                                                 1,300,472
Other assets                                                                                           2,667
                                                                                             ---------------
     Total Assets                                                                            $     2,112,729
                                                                                             ===============

Liabilities and Partners' Equity

Due to affiliate                                                                             $        53,756
Accrued expenses                                                                                      23,313
Deposit on sale                                                                                      220,954
                                                                                             ---------------
     Total Liabilities                                                                               298,023
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             1,812,424
Net unrealized gains on marketable securities                                                          2,282
                                                                                              --------------
                                                                                                   1,814,706
     Total Partners' Equity                                                                   ---------------
     Total Liabilities and Partners' Equity                                                  $     2,112,729
                                                                                             ===============


                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 2003              2002               2003              2002
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $        2,213    $      11,408       $      15,888    $      41,424
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                        -           19,800                   -           27,884
   Other                                             2,148                -              12,505                -
                                            --------------    -------------       -------------    -------------
     Total Revenue                                   4,361           31,208              28,393           69,308
                                            --------------    -------------       -------------    -------------

Expenses:
   Asset management fees, affiliate                 66,190           64,639             198,570          193,917
   Provision for valuation of advances to
     Local Limited Partnerships                      4,680            4,333              16,008           15,280
   General and administrative (includes
     reimbursements to an affiliate of
     $192,151 and $261,060, respectively)           90,086           51,409             264,956          330,443
   Amortization                                      1,713            4,926               5,137           14,780
                                            --------------    -------------       -------------    -------------
     Total Expenses                                162,669          125,307             484,671          554,420
                                            --------------    -------------       -------------    -------------

Loss before equity in income (losses) of
   Local Limited Partnerships                     (158,308)         (94,099)           (456,278)        (485,112)

Equity in income (losses) of Local
   Limited Partnerships (Note 1)                    68,520          (32,082)            225,314           (8,945)
                                            --------------    -------------       -------------    -------------

Net Loss                                    $      (89,788)   $    (126,181)      $    (230,964)   $    (494,057)
                                            ==============    =============       =============    =============

Net Loss allocated:
   General Partners                         $         (899)   $      (1,262)      $      (2,310)   $      (4,941)
   Limited Partners                                (88,889)        (124,919)           (228,654)        (489,116)
                                            --------------    -------------       -------------    --------------
                                            $      (89,788)   $    (126,181)      $    (230,964)   $    (494,057)
                                            ==============    =============       =============    =============
Net Loss per Limited
   Partner Unit (60,000 Units)              $        (1.48)   $       (2.08)      $       (3.81)   $        (8.15)
                                            ==============    =============       =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)




                                                     Initial          Investor          Net
                                    General         Limited           Limited        Unrealized
                                    Partners        Partner           Partners           Gains             Total
                                 -----------    --------------    --------------    -------------    --------------

Balance at March 31, 2003        $  (506,884)    $       5,000    $    2,545,272    $       8,990    $    2,052,378
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale         -                 -                 -           (6,708)          (6,708)
   Net Loss                           (2,310)                -          (228,654)               -          (230,964)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Loss                    (2,310)                -          (228,654)          (6,708)         (237,672)
                                 -----------     -------------    --------------    -------------    --------------

Balance at December 31, 2003     $  (509,194)    $       5,000    $    2,316,618    $       2,282    $    1,814,706
                                 ===========     =============    ==============    =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                                                       2003             2002
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (573,157)   $    (608,645)

Net cash provided by investing activities                                               250,773          502,098
                                                                                  -------------    -------------
Net decrease in cash and cash equivalents                                              (322,384)        (106,547)

Cash and cash equivalents, beginning                                                    929,411          871,723
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $     607,027    $     765,176
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which the Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      34,429,558

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $17,665,740)                                                               (31,584,675)

Cumulative cash distributions received from Local Limited Partnerships                                (3,284,358)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustments                                            (439,475)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       4,217,324

   Cumulative amortization of acquisition fees and expenses                                           (1,287,208)
                                                                                               -----------------

Investments in Local Limited Partnerships before reserve for valuation                                 2,490,641

Reserve for valuation of investments in Local Limited Partnerships                                    (1,190,169)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $       1,300,472
                                                                                               =================


For the nine months ended December 31, 2003, the Partnership advanced $16,008 to one of the Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to approximately reflect the estimated net realizable value of these investments.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $1,860,869. For the nine months ended December 31, 2003, the Partnership has not recognized $2,097,717 of equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. In addition, the Partnership recognized $11,534 of previously unrecognized losses in the nine months ended December 31, 2003.

2.   Commitments

At December 31, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of $607,027 as compared to $929,411 at March 31, 2003. The decrease is primarily attributable to cash used for operating activities. The decrease is partially offset by proceeds from sales of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At December 31, 2003, approximately $472,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $277,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's General Partner might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Partnership has advanced approximately $1,190,000 to Local Limited Partnerships to fund operating deficits.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $461,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 2003, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2003 resulted in a net loss of $89,788 as compared to a net loss of $126,181 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, partially offset by an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in general and administrative expense is primarily due to increased charges for the current year quarter due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2003 resulted in a net loss of $230,964 as compared to a net loss of $494,057 for the same period in 2002. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded its total investment. The decrease in general and administrative expense is primarily due to increased charges in the prior year due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership and a change in the estimate of these amounts related to the year ended March 31, 2002 which were expensed in the nine months ended December 31, 2002.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the thirty-three Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twenty-one Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, and Unity Family, located in Unity, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

As previously reported, the Managing General Partner has negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Parkview II, located in DeSoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and they are all FMHA properties.

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently the Property maintains moderate occupancy and operates below breakeven. Effective December 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005.

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. Occupancy has decreased over the past several quarters, although there was an increase from June 30, 2003 to September 30, 2003 from 77% to 84%. The lower occupancy has caused both working capital and debt service coverage to drop below appropriate levels. The drop in occupancy is attributable to job loss and competition in the area as well as general softness in the greater Atlanta rental market which is saturated with affordable housing. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. In November 2003, the Managing General Partner began discussion of options for disposition of the Partnership's interest in the Property with the Local General Partner.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


                               By:   Arch Street, Inc.,
                               its Managing General Partner


                               /s/Jenny Netzer
                               Jenny Netzer
                               Executive Vice President
                               MMA Financial, LLC