Form 10KSB
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2004-06-29
CIK 830997

June 30, 2004



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2004 File Number 0-17777



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

                                   FORM 10-KSB

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended               March 31, 2004
                         ------------------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-17777

                           Boston Financial Qualified Housing Tax Credits L.P.
-------------------------------------------------------------------------------
II
                  (Exact name of registrant as specified in its charter)

                Delaware                            04-3002607
 -----------------------------------  -----------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-------------------------------------------       -----------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                        $60,000,000 as of March 31, 2004

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

        "Estimated Use of Proceeds"                                              Part III, Item 12

        "Management Compensation and Fees"                                       Part III, Item 12

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-14
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-14
     Item 7       Financial Statements and Supplementary Data                        K-19
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-19

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-20
     Item 10      Management Remuneration                                            K-20
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-20
     Item 12      Certain Relationships and Related Transactions                     K-21
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-22

CONTROLS AND PROCEDURES                                                              K-23
-----------------------

SIGNATURES                                                                           K-24
----------


CERTIFICATIONS                                                                       K-26
--------------



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



                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
             Properties owned by
               Local Limited                                                      Date Interest
                Partnerships                             Location                      Acquired
---------------------------------------------    --------------------------    -------------------------

Ashton Place (1)                                   Waynesboro, GA                  12/01/88
Atlantic Terrace                                   Washington, DC                  12/01/88
Bamberg Garden (1)                                 Bamberg, SC                     01/20/89
Brighton Manor                                     Douglasville, GA                12/29/89
Chapparal (1)                                      Midland, TX                     12/01/88
Durham Park                                        Tigard, OR                      12/29/88
Eastmont Estates (1)                               Greenburg, PA                   12/01/88
Garden Cove                                        Huntsville, AL                  05/11/89
Grayton Pointe (1)                                 Macon, GA                       12/27/88
Highland Village (1)                               Monroe, GA                      12/01/88
La Center                                          La Center, KY                   03/31/89
Lamar (1)                                          Lamar, AR                       12/01/88
Linden                                             Reno, NV                        08/01/88
McKinley Lane                                      Fitzgerald, GA                  02/08/89
Meadowbrook (1)                                    Americus, GA                    10/01/88
Milo                                               Milo, ME                        12/20/89
Newport Family (1)                                 Newport, ME                     08/01/88
Nezinscott Village                                 Buckfield, ME                   08/01/88
Nottingham Square (1)                              Moore, OK                       10/01/88
Nuevo San Antonio                                  Aguadilla, PR                   10/01/88
Paragould (1)                                      Paragould, AR                   12/01/88
Parkview II (1)                                    DeSoto, MO                      03/31/89
Patrick Henry (1)                                  Tulsa, OK                       12/01/88
Quail Run                                          Mulberry, AR                    12/01/88
Reno Birchwood                                     Reno, NV                        07/10/88
Rustic Oaks                                        Blair, NE                       01/03/89
Shadow Wood (1)                                    Chickasha, OK                   12/01/88
Shannon Creste                                     Union City, GA                  07/10/89
Snapfinger Creste (1)                              Decatur, GA                     12/30/88
Spring Hill I                                      Casper, WY                      10/01/88
Spring Hill II                                     Casper, WY                      10/01/88
Spring Hill III                                    Casper, WY                      10/01/88
Strafford Arms (1)                                 Strafford, MO                   03/31/89
Unity Family  (1)                                  Unity, ME                       08/01/88
Ward Manor                                         Ward, AR                        12/01/88
Warrenton                                          Warrenton, MO                   03/31/89
Wayne                                              Boston, MA                      12/22/88
Willow Creek                                       Reno, NV                        08/01/88
Willowpeg Lane (1)                                 Rincon, GA                      10/01/88
Winona (1)                                         Winona, MO                      12/01/88


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners, with the exception of Garden Cove Apartments, Ltd. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited Partnerships: (i) Mulberry Assoc. I, L.P., Ward Manor Associates I, L.P., Blair Senior Housing, L.P., LaCenter Associates, L.P. and Warrenton Assoc. I, L.P., representing 1.68%, have Maco Management Co. as Local General Partner; (ii) Buckfield Housing Assoc. and Milo Housing Assoc., representing 1.64%, have C.B. Mattson, Inc. as Local General Partner; (iii) Birch Associates, L.P., Linden Housing Assoc. Ltd. and Willow Creek Housing Assoc. Ltd., representing 4.41%, have Robert F. Nielsen Interests as Local General Partner; and (iv) Spring Hill Housing Assoc. I, Ltd., Spring Hill Housing Assoc. II, Ltd. and Spring Hill Housing Assoc. III, Ltd., representing 5.37%, have RSF Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, LLC ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-one Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99% except for Shannon Creste where the Partnership's ownership interest is 98%.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Partnership.



                                                                             Capital Contributions
                                                                        Total       Paid        Mtge. loans
Local Limited Partnership                                Number     committed at   through      payable at      Type   Occupancy at
Property Name                                              of         March 31,   March 31,    December 31,      of      March 31,
Property Location                                      Apt. Units       2004       2004         2003          Subsidy*    2004
-----------------------------------------------------  ----------  ------------- ------------ -------------  ---------- ----------

Americus Properties Limited Partnership (1)
Meadowbrook
Americus, GA

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                                             198       3,073,000   3,073,000      10,725,702    Section 8      99%

B&C Housing Associates, II,  (1)
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership (1)
Bamberg Garden
Bamberg, SC

Birch Associates Limited Partnership
    (A Limited Partnership)
Reno Birchwood
Reno, NV                                                   138         780,000     780,000       2,089,880    Section 8      95%

Blair Senior Housing, L.P.
Rustic Oaks
Blair, NE                                                   12          78,000      78,000         351,737      FmHA         92%




                                                                             Capital Contributions
                                                                          Total       Paid      Mtge. loans
Local Limited Partnership                                Number       committed at   through    payable at     Type  Occupancy at
Property Name                                              of           March 31,   March 31,  December 31,     of     March 31,
Property Location                                      Apt. Units       2004         2004       2003         Subsidy*   2004
-----------------------------------------------------  ----------  -------------  ----------- --------------  -------- -----------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                                            40             1,050,000   1,050,000     1,104,976    None        83%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                                               20               234,000     234,000     1,065,044     FmHA        85%

Chapparal Housing Associates, Ltd., (1)
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P. (1)
Parkview II
DeSoto, MO

Durham Park Limited Partnership
Durham Park
Tigard, OR                                                 224             4,100,000   4,100,000     8,859,570     None        91%

Eastmont Estates Associates (1)
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA



                                                                            Capital Contributions
                                                                         Total       Paid      Mtge. loans
Local Limited Partnership                                Number      committed at   through    payable at      Type   Occupancy at
Property Name                                              of          March 31,   March 31,  December 31,      of     March 31,
Property Location                                      Apt. Units       2004           2004        2003       Subsidy*   2004
-----------------------------------------------------  ----------   ------------- ------------ ------------  --------- -----------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                                             200        3,264,264   3,264,264      3,351,756      None       73%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

LaCenter Associates, Limited Partnership
LaCenter
LaCenter, KY                                                12           85,125      85,125        390,072      FmHA       100%

Lamar Associates, Limited Partnership (1)
Lamar
Lamar, AR

Linden Housing Associates, Ltd.
     (A Limited Partnership)
Linden
Reno, NV                                                    40          342,750     342,750        722,955    Section 8    95%

McKinley-Walker Limited Partnership
McKinley Lane
Fitzgerald, GA                                              48          330,000     330,000      1,383,887      FmHA       83%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                                                    24          273,000     273,000      1,237,035      FmHA       100%





                                                                             Capital Contributions
                                                                            Total         Paid     Mtge. loans
Local Limited Partnership                                Number           committed at   through   payable at    Type  Occupancy at
Property Name                                              of              March 31,    March 31, December 31,    of      March 31,
Property Location                                      Apt. Units            2004         2004        2003      Subsidy*   2004
-----------------------------------------------------  ----------     --------------- ------------ ------------ --------- ---------

Monroe Properties Limited Partnership (1)
Highland Village
Monroe, GA

Mulberry Associates I, Limited Partnership
Quail Run
Mulberry, AR                                                24               164,250     164,250      739,129    FmHA        96%

Newport Housing Associates (A Limited Partnership) (1)
Newport Family
Newport, ME

Paragould Associates I, Limited Partnership (1)
Paragould
Paragould, AR

San Antonio Limited Dividend Partnership S.E.
Nuevo San Antonio
Aguadilla, PR                                              100               800,250     800,250    3,774,297    FmHA       100%

Shadow Wood Housing Associates, Limited, (1)
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                                             200             3,635,000   3,635,000    7,004,890    None        80%




                                                                             Capital Contributions
                                                                            Total      Paid     Mtge. loans
Local Limited Partnership                                Number         committed at  through    payable at    Type    Occupancy at
Property Name                                              of             March 31,  March 31,  December 31,     of      March 31,
Property Location                                      Apt. Units           2004       2004        2003        Subsidy*   2004
-----------------------------------------------------  ----------     -------------- ---------- -------------- --------- ----------

Snapfinger Creste Apartments, L.P. (1)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                                  32               408,500    408,500     1,003,714   Section 8     100%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                                  48               597,000    597,000     1,369,497   Section 8     100%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                                  47               653,000    653,000     1,450,275   Section 8     100%

Strafford II Rural Housing, L.P. (1)
Strafford Arms
Strafford, MO

Unity Family Housing Associates (1)
     (A Limited Partnership)
Unity Family
Unity, ME

Ward Manor Associates I, Limited Partnership
Ward Manor
Ward, AR                                                    16               114,750    114,750      688,749       FmHA       100%



                                                                             Capital Contributions
                                                                              Total      Paid     Mtge. loans
Local Limited Partnership                                Number           committed at  through    payable at    Type  Occupancy at
Property Name                                              of               March 31,  March 31,  December 31,    of    March 31,
Property Location                                      Apt. Units          2004          2004        2003      Subsidy*   2004
-----------------------------------------------------  ----------     ---------------- ---------- ------------ --------- ----------

Warrenton Associates I, L.P.
Warrenton
Warrenton, MO                                               16                78,375     78,375       368,820    FmHA       100%


Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                                                 349            10,937,500  10,600,000    11,119,409  Section 8     94%

Waynesboro Properties, Limited Partnership (1)
Ashton Place
Waynesboro, GA

Willow Creek Housing Associates, Ltd.
Willow Creek
Reno, NV                                                    25               240,000    240,000       478,818  Section 8    100%

Willowpeg Lane Limited Partnership (1)
Willowpeg Lane
Rincon, GA




                                                                             Capital Contributions
                                                       Total           Paid         Mtge. loans
Local Limited Partnership                Number     committed at     through         payable at           Type         Occupancy at
Property Name                              of         March 31,      March 31,      December 31,           of            March 31,
Property Location                      Apt. Units      2004             2004            2003             Subsidy*         2004
-------------------------------------- ----------  --------------   ------------- --------------------    --------    -------------

Winona Associates I, L.P. (1)
Winona
Winona, MO
                                        -------     ------------    ------------   --------------
                                        1,813       $31,238,764     $30,901,264    $   59,280,212
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

Four Local Limited Partnerships invested in by the Partnership, Wayne Apartments Project Limited Partnership ("Wayne"), Durham Park Limited Partnership, Shannon Creste Apartments, L.P. and Garden Cove Apartments, Ltd. (a Limited Partnership), each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

Wayne, representing 34.30% of the total capital contributions made to Local Limited Partnerships, is a 349-unit apartment complex located in Boston, Massachusetts. Wayne is financed by a combination of private and public sources, including a first mortgage at 7% interest and financing for a completed rehabilitation program at 10.75% interest. In addition to this, additional financing for the rehabilitation program is being provided by the U.S. Department of Housing and Urban Development ("HUD") at an interest rate of 9.25%.

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

As of March 31, 2004, there were 3,628 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2004 and 2003, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Executive Level Overview

Boston Financial Qualified Housing Tax Credits L.P. II was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships, each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner.

The Partnership's investment portfolio consists of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Between 2003 and continuing through 2005, the Compliance Period of the twenty-one Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in nine Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Twelve of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($1,371,135 at March 31, 2004).

Liquidity and capital resources

At March 31, 2004, the Partnership had cash and cash equivalents of $606,736 as compared to $929,411 at March 31, 2003. The decrease is primarily attributable to cash used for operating activities and advances to one Local Limited Partnership. These decreases are partially offset by proceeds from maturities of marketable securities, cash distributions received from Local Limited Partnerships and proceeds received from sale of investments in Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At March 31, 2004, approximately $371,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $277,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Partnership has advanced approximately $1,201,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $551,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2004 resulted in a net loss of $262,754 as compared to a net loss of $680,855 for the same period in 2003. The decrease in net loss is primarily attributable to increases in equity in income of Local Limited Partnerships, an increase in gain on sale of investments in Local Limited Partnerships and a decrease in general and administrative expenses. These decreases in net loss were partially offset by decreases in investment and other income. Equity in income of Local Limited Partnerships increased primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of investments in twelve Local Limited Partnerships during the year end March 31, 2004. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the Managing General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in investment income is due to a decrease in the average balance of funds held for investment and losses realized by the Partnerships on sales and maturities of marketable securities. The decrease in other income relates to the timing of distributions received by the Partnerships from Local Limited Partnerships.

Low-income housing tax credits

The 2003 and 2002 Low-Income Housing Tax Credits per Unit for individuals were $0.46 and $0.46, respectively. The Tax Credits per Limited Partner stabilized in 1991 at approximately $146.00 per Unit for individuals and $153.00 per Unit for corporations. The credits have decreased significantly as several Properties have reached the end of the ten-year credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

Many of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Several Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, had expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached a put agreement with the Local General Partner on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of these Properties continue to generate Tax Credits. Effective January 2, 2004, the Managing General Partner exercised the puts on all of these Local Limited Partnerships except McKinley Lane, and the Partnership received a total of $27,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five properties. These sales resulted in taxable income projected to be approximately $1,754,000, or $29 per Unit.

As previously reported, the Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and La Center, located in La Center, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership has the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner. Effective January 2, 2004, the Managing General Partner exercised the puts on Paragould and Lamar, and the Partnership received a total of $10,000 in return for its interest in these two Local Limited Partnerships. The Partnership no longer has an interest in these two properties. These sales resulted in taxable income projected to be approximately $433,000, or $7 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, and Unity Family, located in Unity, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property. Effective January 2, 2004, the Managing General Partner exercised the puts on Newport Family and Unity Family, and the Partnership received a total of $24,910 in return for selling its interest in the two Local Limited Partnerships to the Local General Partner. The Partnership was required to pay $5,000 in fees to the unaffiliated entity. The Partnership no longer has an interest in these two properties. These sales resulted in taxable income projected to be approximately $272,000, or $5 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Parkview II, located in DeSoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and they are all FMHA properties. Effective January 2, 2004, the Managing General Partner exercised the puts on Parkview II, Winona and Strafford Arms, and the Partnership received a total of $15,000 in return for its interest in the three Local Limited Partnerships. The Partnership no longer has an interest in these three properties. These sales resulted in taxable income projected to be approximately $314,000, or $5 per Unit.

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

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. Occupancy decreased over the past several quarters. The lower occupancy has caused debt service coverage to drop below appropriate levels. The drop in occupancy is attributable to job loss and competition in the area as well general softness in the greater Atlanta rental market, which is saturated with affordable housing. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. In November 2003, the Managing General Partner began discussion of options for disposition of the Partnership's interest in the Property with the Local General Partner.

Linden Apartments, Willow Creek Apartments and Reno Apartments I-IV, all located in Reno, Nevada with the same Local General Partner, went through a moderate rehabilitation in 1988. In 1998, with the consent of the Partnership, the Properties were refinanced with ten-year loans that could not be prepaid unless HUD determined that prepayment would avoid a mortgage insurance claim. A Federal rental subsidy contract with each of the Properties expired in 2003, and the Properties entered into a "Mark to Market" restructuring whereby the rents were lowered from the previously subsidized rents to market-level rents. However, the restructuring was discontinued due to the fact that the Properties would not be able to service their debt at the lower rent levels. HUD issued a one-year rental subsidy contract in November 2003. At the reduced rent levels, the Properties began running deficits. In order to avoid foreclosure, the Local General Partner entered into negotiations with each of the three first mortgage holders while at the same time attempting to arrange for replacement financing. The current lenders agreed to waive the prepayment penalty. In March 2004, the three Local Limited Partnerships closed on new first mortgages with two lenders. In order to retain the Local Limited Partnerships' ability to sell the Properties at any time, the Partnership would not agree to loans that contained prepayment restrictions. As a result, the new loans were recourse, requiring a special allocation of 2004 Local Limited Partnership losses to the Local General Partner. In order to increase the marketability of the Properties, the Local General Partner is planning on implementing capital improvements, including unit air conditioners. In addition, the Local General Partner will be applying for additional Federal funds to make improvements that will also provide real estate tax exemptions. If the Local General Partner fails to sell the Properties by August 31, 2005, the Partnership or its designee shall have the right to sell the Properties.

Inflation and other economic factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.






                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in February 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                   Position

Jenny Netzer                  Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone          Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

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

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 60,000 Units, all of which have been sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership. Arch Street L.P. owns five (unregistered) Units not included in the 60,000 Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 were charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership were paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs were fully amortized as of March 31, 2004. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and were reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2004.




Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate currently receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2004 are as follows:



                                                                     2004            2003
                                                                -------------     -----------

       Asset management fees                                    $     242,213     $   260,107

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:

                                                                     2004            2003
                                                                -------------     -----------

       Salaries and benefits expense reimbursements             $     293,676     $   375,796

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates for the two years ended March 31, 2004 is presented in Note 6 to the Financial Statements.

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

           No Reports on Form 8-K were filed during the year ended March 31, 2004.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                        Date:   June 30, 2004
           -----------------------------                          -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                            (A Limited Partnership)



                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2004

                                      Index


                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2004 and 2003                                        F-2

Financial Statements

     Balance Sheet - March 31, 2004                                                     F-3

     Statements of Operations - For the years ended
       March 31, 2004 and 2003                                                          F-4

     Statements of Changes in Partners' Equity (Deficiency)
       For the years ended March 31, 2004 and 2003                                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                          F-6

     Notes to the Financial Statements                                                  F-7

 Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits L.P. II

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $1,371,135 at March 31, 2004, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $297,693 and $4,587 for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)










                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                    $       606,736
Marketable securities, at fair value (Note 3)                                                        101,906
Investments in Local Limited Partnerships (Note 4)                                                 1,371,135
Accounts receivable (Note 4)                                                                          49,910
Other assets                                                                                           1,383
                                                                                             ---------------
     Total Assets                                                                            $     2,131,070
                                                                                             ===============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                    $       108,925
Accrued expenses                                                                                      18,338
Deposit on sale (Note 5)                                                                             220,954
                                                                                             ---------------
     Total Liabilities                                                                               348,217
                                                                                             ---------------

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                                             1,780,634
Net unrealized gains on marketable securities                                                          2,219
                                                                                             ---------------
Total Partners' Equity                                                                             1,782,853
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,131,070
                                                                                             ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                    2004              2003
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      17,704    $      49,946
   Other                                                                               12,505           33,916
                                                                                -------------    -------------
     Total Revenue                                                                     30,209           83,862
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 6)                                         242,213          260,107
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                                     26,914           15,419
   General and administrative  (includes reimbursements
     to an affiliate in the amount of $293,676 and $375,796
     in 2004 and 2003, respectively) (Note 6)                                         391,586          474,071
   Amortization                                                                         6,853           19,707
                                                                                -------------    -------------
     Total Expenses                                                                   667,566          769,304
                                                                                -------------    -------------

Loss before equity in income of Local
   Limited Partnerships and gain on sale of investments in
   Local Limited Partnerships                                                        (637,357)       (685,442)

Equity in income of Local Limited
   Partnerships (Note 4)                                                              297,693            4,587

Gain on sale of investments in Local Limited Partnerships (Note 4)                     76,910                -
                                                                                -------------    -------------

Net Loss                                                                        $    (262,754)   $   (680,855)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $      (2,628)   $      (6,809)
   Limited Partners                                                                  (260,126)        (674,046)
                                                                                -------------     -------------
                                                                                $    (262,754)   $    (680,855)
                                                                                =============    ==============
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $       (4.34)   $      (11.23)
                                                                                =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003



                                                        Initial        Investor             Net
                                       General          Limited         Limited         Unrealized
                                       Partners        Partners        Partners            Gains          Total
                                      ------------     --------      ------------      ----------    --------------

Balance at March 31, 2002             $  (500,075)    $   5,000      $  3,219,318      $   11,665    $    2,735,908
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (2,675)           (2,675)
   Net Loss                                (6,809)            -          (674,046)              -          (680,855)
                                      -----------     ---------      ------------      ----------     --------------
Comprehensive Loss                         (6,809)            -          (674,046)         (2,675)         (683,530)
                                      -----------     ---------      ------------      ----------     --------------

Balance at March 31, 2003                (506,884)        5,000         2,545,272           8,990          2,052,378
                                      -----------     ---------      ------------      ----------     --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (6,771)           (6,771)
   Net Loss                                (2,628)            -          (260,126)              -          (262,754)
                                      -----------     ---------      ------------      ----------     --------------
Comprehensive Loss                         (2,628)            -          (260,126)         (6,771)         (269,525)
                                      -----------     ---------      ------------      ----------     --------------

Balance at March 31, 2004             $  (509,512)    $   5,000      $  2,285,146      $    2,219     $    1,782,853
                                      ===========     =========      ============      ==========     ==============


The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003



                                                                                      2004              2003
                                                                                  -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                       $    (262,754)   $   (680,855)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in income of Local Limited Partnerships                                    (297,693)         (4,587)
     Gain on sale of investments in Local Limited Partnerships                          (76,910)               -
     Provision for valuation of advances to Local Limited Partnerships                   26,914           15,419
     Amortization                                                                         6,853           19,707
     Net (gain) loss on sales and maturities of marketable securities                     3,449           2,486)
     Cash distributions included in net loss                                            (12,505)        (29,476)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Accounts receivable                                                              (49,910)               -
       Other assets                                                                       5,089            8,525
       Due to affiliate                                                                 (71,168)           3,957
Accrued expenses                                                                        (10,817)          ( 307)
                                                                                  -------------      -----------
Net cash used for operating activities                                                 (739,452)       (670,103)
                                                                                  -------------    -------------
Cash flows from investing activities:
   Purchases of marketable securities                                                         -         950,204)
   Proceeds from sales and maturities of marketable securities                          300,000        1,663,847
   Advances to Local Limited Partnerships                                               (26,914)        (15,419)
   Cash distributions received from Local Limited Partnerships                           66,781           49,276
   Proceeds received from sale of investments in Local Limited Partnerships              76,910                -
   Deposit on sale                                                                            -         (19,709)
                                                                                  -------------    -------------
Net cash provided by investing activities                                               416,777          727,791
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  (322,675)           57,688

Cash and cash equivalents, beginning                                                    929,411          871,723
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     606,736    $     929,411
                                                                                  =============    =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        Notes to the Financial Statements


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Partnership ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3% (subsequently increased to 4%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. At March 31, 2004, the Managing General Partner has designated approximately $371,000 of cash and cash equivalents as such Reserve.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  Notes to THE FINANCIAL Statements (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If there is an other than temporary impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                              Gross             Gross
                                                              Unrealized        Unrealized               Fair
                                                Cost             Gains            Losses             Value
                                           -------------      -----------       ----------      -------------
Debt securities issued by
   the US Treasury and
   other US government
   corporations and agencies               $      99,687      $     2,219       $        -      $     101,906
                                           -------------      -----------       ----------      -------------

Marketable securities
   at March 31, 2004                       $      99,687      $     2,219       $        -      $     101,906
                                           =============      ===========       ==========      =============

The contractual maturities at March 31, 2004 are as follows:

                                                  Cost            Fair Value

Due in less than one year                    $      99,687       $     101,906
                                             =============       =============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $14,000 during the year ended March 31, 2003; there were no sales of marketable securities during the year ended March 31 2004. Proceeds from the maturities of marketable securities were approximately $300,000 and $1,650,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $809 and $2,968 and gross losses of $4,258 and $482, which were realized on the sales and maturities during the years ended March 31, 2004 and 2003, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-one Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% except for Shannon Creste where the Partnership's ownership interest is 98%. The Partnerships may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each respective Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      32,102,339

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,286,433)                                                              (29,048,526)

Cumulative cash distributions received from Local Limited Partnerships                               (3,192,075)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustments                                           (138,262)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       3,927,852

   Cumulative amortization of acquisition fees and expenses                                          (1,217,380)
                                                                                               -----------------

Investments in Local Limited Partnerships before impairment allowance                                  2,572,210

Impairment allowance on investments in Local Limited Partnerships                                    (1,201,075)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $       1,371,135
                                                                                               =================

For the year ended March 31, 2004, the Partnership advanced $26,914 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2003             2002


                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  50,302,639     $  59,923,541
   Other assets                                                                  5,350,549         6,330,429
                                                                             -------------     -------------
     Total Assets                                                            $  55,653,188     $  66,253,970
                                                                             =============     =============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  60,689,279     $  73,098,681
   Other liabilities                                                            16,653,452        13,869,058
                                                                             -------------     -------------
     Total Liabilities                                                          77,342,731        86,967,739
                                                                             -------------     -------------

Partnership's deficiency                                                       (18,375,919)     (17,593,374)
Other partners' deficiency                                                      (3,313,624)      (3,120,395)
                                                                             -------------     -------------
     Total Partners' Deficiency                                                (21,689,543)     (20,713,769)
                                                                             -------------    --------------
     Total Liabilities and Partners' Deficiency                              $  55,653,188     $  66,253,970
                                                                             =============    ==============

Summarized Income Statements - for the years ended December 31,
---------------------------------------------------------------
Rental and other revenue                                                     $  15,313,428     $  15,720,425
                                                                             -------------     -------------

Expenses:
   Operating                                                                     9,125,165         9,570,246
   Interest                                                                      4,899,758         4,877,434
   Depreciation and amortization                                                 3,899,528         4,220,386
                                                                             -------------     -------------
     Total Expenses                                                             17,924,451        18,668,066
                                                                             -------------     -------------

Net Loss                                                                     $  (2,611,023)    $ (2,947,641)
                                                                             =============     =============

Partnership's share of Net Loss (2002 includes adjustment from prior year)   $  (2,582,008)    $ (2,954,761)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (29,015)    $    (33,071)
                                                                             =============     =============

For the years ended March 31, 2004 and 2003, the Partnership has not recognized $2,879,701 and $2,959,402, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $54 were included in losses recognized in the year ended March 31, 2003.

The Partnership's deficiency as reflected by the Local Limited Partnerships of ($18,375,919) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(138,262) primarily due to: i) cumulative unrecognized losses as described above; ii) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; iii) three Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2004 being included in the summarized balance sheets of the Local Limited Partnership's at December 31, 2003; and iv) differences in the accounting treatment of miscellaneous items.

The Partnership sold its investment in twelve Local Limited Partnerships during the year ended March 31, 2004, resulting in a gain of $76,910. Proceeds relating to these transactions in the amount of $49,910 remain outstanding at March 31, 2004.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)

5.   Deposit on Sale

Deposit on sale represents a deposit on the expected sale of the Partnership's interest in a Local Limited Partnership, Shannon Creste.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $242,213 and $260,107 for the years ended March 31, 2004 and 2003, respectively. Included in due to affiliate at March 31, 2004 is $43,643 of Asset Management Fees. During the years ended March 31, 2004 and 2003, $264,760 and $258,556, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $293,676 and $375,796, respectively, that the Partnership incurred for these expenses. As of March 31, 2004, $65,282 is payable to an affiliate of the Managing General Partner for salaries and benefits.


7.   Commitments

At March 31, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.


8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                    2004               2003
                                                                                -------------    -------------

Net Loss per financial statements                                               $    (262,754)   $   (680,855)

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                    (460,618)        (36,712)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (2,879,701)     (2,959,348)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (26,807)         122,121

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                (149,334)       (136,480)

Provision for valuation of advances to Local Limited Partnerships
   not deductible for tax purposes                                                     26,914           15,419

Gain on sale of investments in Local Limited Partnerships recognized
   for financial reporting purposes                                                   (76,910)               -

Cash distributions included in net loss for financial reporting purposes              (18,537)        (69,997)
                                                                                -------------    -------------

Net Loss per tax return                                                         $  (3,847,747)   $ (3,745,852)
                                                                                =============    =============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)


8. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively, are as follows:

                                                          Financial
         Reporting                                           Tax
                                                          Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $    1,371,135      $  (11,806,647)     $  13,177,782
                                                       ==============      ==============      ==============
   Other assets                                        $      759,935      $    7,866,392      $  (7,106,457)
                                                       ==============      ==============      ==============
   Liabilities                                         $      348,217      $      298,024      $      50,193
                                                       ==============      ==============      ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $15,872,000 greater than for financial reporting purposes, including approximately $16,286,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $1,201,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $1,032,000 greater than for financial reporting purposes; (iv) the sale of investments in twelve Local Limited Partnerships during the quarter ended March 31, 2004 resulted in their removal from investments in Local Limited Partnerships for financial reporting purposes; v) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

9.   Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($1,371,135 at March 31, 2004).