Form 10QSB
period 2004-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2004-08-13
CIK 830997

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2004
        File Number 0-17777



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

For the quarterly period ended       June 30, 2004
                                       ---------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                      to


                         Commission file number 0-17777

   Boston Financial Qualified Housing Tax Credits L.P. II
---------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



                   Delaware                                  04-3002607
 ------------------------------------                 ------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------          --------------------------
   (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code               (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2004 and 2003                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2004                                                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2004 and 2003                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            12

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $       649,286
Marketable securities, at fair value                                                                 101,063
Investments in Local Limited Partnerships (Note 1)                                                 1,446,643
Other assets                                                                                             429
                                                                                             ---------------
     Total Assets                                                                            $     2,197,421
                                                                                             ===============

Liabilities and Partners' Equity

Due to affiliates                                                                            $       238,672
Accrued expenses                                                                                      13,826
Deposit on sale                                                                                      220,954
                                                                                             ---------------
     Total Liabilities                                                                               473,452
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             1,722,593
Net unrealized gains on marketable securities                                                          1,376
                                                                                             ---------------
     Total Partners' Equity                                                                        1,723,969
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,197,421
                                                                                             ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                    2004              2003
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $       2,160    $       7,309
   Other                                                                                8,255              916
                                                                                -------------    -------------
     Total Revenue                                                                     10,415            8,225
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate                                                    43,643           66,190
   Provision for valuation of advances to Local
     Limited Partnerships (Note 1)                                                      1,509           11,328
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of $71,104 and $63,158 in 2004 and
     2003, respectively)
                                                                                       98,812           87,348
   Amortization                                                                         1,712            1,712
                                                                                -------------    -------------
     Total Expenses                                                                   145,676          166,578
                                                                                -------------    -------------

Loss before equity in income of Local
   Limited Partnerships                                                              (135,261)        (158,353)
Equity in income of Local Limited
   Partnerships (Note 1)                                                               77,220           81,817
                                                                                -------------    -------------

Net Loss                                                                        $     (58,041)   $     (76,536)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $        (580)   $        (765)
   Limited Partners                                                                   (57,461)         (75,771)
                                                                                -------------    -------------
                                                                                $     (58,041)   $     (76,536)
                                                                                =============    =============
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $       (0.96)   $       (1.26)
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)




                                                    Initial           Investor             Net
                                    General         Limited           Limited        Unrealized
                                    Partners        Partner           Partners           Gains             Total
                                 ----------------  -----------       -----------      -----------      ----------------

Balance at March 31, 2004        $  (509,512)    $       5,000    $    2,285,146    $       2,219    $    1,782,853
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale          -                -                 -             (843)             (843)
   Net Loss                             (580)                -           (57,461)               -           (58,041)
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Loss                      (580)                -           (57,461)            (843)          (58,884)
                                 -----------     -------------    --------------    -------------    --------------

Balance at June 30, 2004         $  (510,092)    $       5,000    $    2,227,685    $       1,376    $    1,723,969
                                 ===========     =============    ==============    =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)




                                                                                       2004             2003
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $      35,804    $    (316,069)
Net cash provided by investing activities                                                 6,746           43,865
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                     42,550         (272,204)

Cash and cash equivalents, beginning                                                    606,736          929,411
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $     649,286    $     657,207
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-one Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99% except for Shannon Creste where the Partnership's ownership interest is 98%. The Partnerships may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    32,103,848

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,961,833)                                                               (28,963,051)

Cumulative cash distributions received from Local Limited Partnerships                                (3,200,330)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                             (59,533)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       3,927,852

   Cumulative amortization of acquisition fees and expenses                                           (1,219,092)
                                                                                                 ---------------

Investments in Local Limited Partnerships before impairment allowance                                  2,649,227

Impairment allowance on investments in Local Limited Partnerships                                     (1,202,584)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $     1,446,643
                                                                                                 ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the three months ended June 30, 2004, the Partnership advanced $1,509 to one of the Local Limited Partnerships, all of which was impaired. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $589,925. For the three months ended June 30, 2004, the Partnership has not recognized $667,145 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

2.   Commitments

At June 30, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of $649,286 as compared to $606,736 at March 31, 2004. The increase is primarily attributable to cash provided by operating activity and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At June 30, 2004, approximately $413,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $277,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Partnership has advanced approximately $1,203,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $508,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2004.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2004 resulted in a net loss of $58,041 as compared to a net loss of $76,536 for the same period in 2003. The decrease in net loss is primarily attributable to a decrease in asset management fees, which are based on the number of Properties owned by the Fund. The decrease in asset management fees is partially offset by an increase in general and administrative expenses, primarily due to increased charges due to an affiliate of a General Partner for operational and administrative expenses necessary for the operation of the Partnership.

Portfolio Update

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the twenty-one Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in ten Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Twelve of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004.

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

Property Discussions

Most of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Several Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, had expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached a put agreement with the Local General Partner on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. None of these Properties continues to generate Tax Credits. Effective January 2, 2004, the Managing General Partner exercised the puts on all of these Local Limited Partnerships except McKinley Lane, and the Partnership received a total of $27,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. These sales resulted in taxable income projected to be approximately $1,754,000, or $29 per Unit.

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

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Currently, the Property maintains moderate occupancy and operates around breakeven. Effective December 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005.

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

As previously reported, Linden Apartments, Willow Creek Apartments and Reno Apartments I-IV, all located in Reno, Nevada with the same Local General Partner, went through a moderate rehabilitation in 1988. In 1998, with the consent of the Partnership, the Properties were refinanced with ten-year loans that could not be prepaid unless HUD determined that prepayment would avoid a mortgage insurance claim. A Federal rental subsidy contract with each of the Properties expired in 2003, and the Properties entered into a "Mark to Market" restructuring whereby the rents were lowered from the previously subsidized rents to market-level rents. However, the restructuring was discontinued due to the fact that the Properties would not be able to service their debt at the lower rent levels. HUD issued a one-year rental subsidy contract in November 2003. At the reduced rent levels, the Properties began running deficits. In order to avoid foreclosure, the Local General Partner entered into negotiations with each of the three first mortgage holders while at the same time attempting to arrange for replacement financing. The current lenders agreed to waive the prepayment penalty. In March 2004, the three Local Limited Partnerships closed on new first mortgages with two lenders. In order to retain the Local Limited Partnerships' ability to sell the Properties at any time, the Partnership would not agree to loans that contained prepayment restrictions. As a result, the new loans were recourse, requiring a special allocation of 2004 Local Limited Partnership losses to the Local General Partner.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In order to increase the marketability of the Properties, the Local General Partner is planning on implementing capital improvements, including unit air conditioners. In addition, the Local General Partner will be applying for additional Federal funds to make improvements that will also provide real estate tax exemptions. If the Local General Partner fails to sell the Properties by August 31, 2005, the Partnership or its designee shall have the right to sell the Properties. Approximately $1,880,000 of refinancing proceeds is projected to be distributed to the Partnership by December 31, 2004. However this outcome may differ from these projections.

An affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove Apartments in 1991 in a negotiated settlement following numerous defaults under the local partnership agreement by the former Local General Partner. The Property has struggled operationally since that time, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from an affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner has the right to put the Partnership's interest to the replacement Local General Partner for $1 and the replacement Local General Partner has the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004                   BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. II


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