Form 10QSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2005-02-14
CIK 830997

February 14, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-17777


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

For the quarterly period ended          December 31, 2004
                                       ----------------------------------------

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
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2004 and 2003                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2004                          3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2004 and 2003                                                   4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            13

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15



             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             BALANCE SHEET
                           December 31, 2004
                              (Unaudited)




Assets

Cash and cash equivalents                                                                    $     2,810,884
Investments in Local Limited Partnerships (Note 1)                                                         -
Other assets                                                                                             717
                                                                                             ---------------
     Total Assets                                                                            $     2,811,601
                                                                                             ===============

Liabilities and Partners' Equity

Accrued expenses                                                                             $        22,525
Deposit on sale                                                                                      220,954
                                                                                             ---------------
     Total Liabilities                                                                               243,479
                                                                                             ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                             2,568,122
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,811,601
                                                                                             ===============



     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                   Three Months Ended                    Nine Months Ended
                                             December 31,      December 31,       December 31,      December 31,
                                                 2004              2003               2004              2003
                                            --------------    -------------       -------------    -------------
Revenue:
   Investment                               $        9,719    $       2,213       $      20,188    $      15,888
   Recovery of advances to Local Limited
     Partnerships, net of provision                    990                -                   -                -
   Other                                                 -            2,148               8,255           12,505
                                            --------------    -------------       -------------    -------------
     Total Revenue                                  10,709            4,361              28,443           28,393
                                            --------------    -------------       -------------    -------------
Expenses:
   Asset management fees, affiliate                 43,643           66,190             130,929          198,570
   Provision for valuation of advances to
     Local Limited Partnerships (Note 1)                 -            4,680               1,472           16,008
   Provision for valuation for investments
     in Local Limited Partneships (Note 1)               -                -              40,610                -
   General and administrative (includes
     reimbursements to an affiliate of
     $199,608 and $192,151, in 2004
     and 2003 respectively)                         94,190           90,086             283,164          264,956
   Amortization                                          -            1,713               2,140            5,137
                                            --------------    -------------       -------------    -------------
     Total Expenses                                137,833          162,669             458,315          484,671
                                            --------------    -------------       -------------    -------------

Loss before equity in income of
   Local Limited Partnerships and gain on
   sale of investments in Local Limited
   Partnerships                                   (127,124)        (158,308)           (429,872)        (456,278)

Equity in income of Local
   Limited Partnerships (Note 1)                    19,306           68,520             164,274          225,314

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                    52,429                -           1,053,086                -
                                            --------------    -------------       -------------    -------------

Net Income (Loss)                           $      (55,389)   $     (89,788)      $     787,488    $    (230,964)
                                            ==============    =============       =============    =============
Net Income (Loss) allocated:
   General Partners                         $         (554)   $        (899)      $       7,875    $      (2,310)
   Limited Partners                                (54,835)         (88,889)            779,613         (228,654)
                                            --------------    -------------       -------------    -------------
                                            $      (55,389)   $     (89,788)      $     787,488    $    (230,964)
                                            ==============    =============       =============    =============
Net Income (Loss) per Limited
   Partner Unit (60,000 Units)              $        (0.92)   $       (1.48)      $       12.99    $        (3.81)
                                            ==============    =============       =============    ==============


     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)




                                                    Initial          Investor           Net
                                   General          Limited           Limited        Unrealized
                                   Partners         Partner          Partners           Gains            Total
                                 -----------     -------------    --------------    -------------    --------------

Balance at March 31, 2004        $  (509,512)    $       5,000    $    2,285,146    $       2,219    $    1,782,853
                                 -----------     -------------    --------------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale         -                 -                 -           (2,219)          (2,219)
   Net Income                          7,875                 -           779,613                -           787,488
                                 -----------     -------------    --------------    -------------    --------------
Comprehensive Income (Loss)            7,875                 -           779,613           (2,219)          785,269
                                 -----------     -------------    --------------    -------------    --------------

Balance at December 31, 2004     $  (501,637)    $       5,000    $    3,064,759    $           -    $    2,568,122
                                 ===========     =============    ==============    =============    ==============



     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                                                                       2004             2003
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (448,380)   $    (573,157)

Net cash provided by investing activities                                             2,652,528          250,773
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  2,204,148         (322,384)

Cash and cash equivalents, beginning                                                    606,736          929,411
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   2,810,884    $     607,027
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in eighteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Shannon Creste where the Partnership's ownership interest is 98%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                 $    30,741,061

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $18,747,899)                                                               (29,680,656)

Cumulative cash distributions received from Local Limited Partnerships                                (2,438,717)
                                                                                                 ---------------

Investments in Local Limited Partnerships before adjustments                                          (1,378,312)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       3,759,137

   Cumulative amortization of acquisition fees and expenses                                           (1,137,668)
                                                                                                 ---------------

Investments in Local Limited Partnerships before impairment allowance                                  1,243,157

Impairment allowance on investments in Local Limited Partnerships                                     (1,243,157)
                                                                                                 ---------------

Investments in Local Limited Partnerships                                                        $             -
                                                                                                 ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 2004, the Partnership advanced $5,803 to one of the Local Limited Partnerships, all of which was impaired. In addition, $4,331 was reimbursed from the Local Limited Partnership relating to advances made in previous years. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $2,288,937. For the nine months ended December 31, 2004, the Partnership has not recognized $2,455,566 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized 2,355 of previously unrecognized losses in the nine months ended December 31, 2004.

The Partnership's interests in three of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2004, resulting in a gain of $1,053,086.

2.   Commitments

At December 31, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of $2,810,884 as compared to $606,736 at March 31, 2004. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, proceeds from sales of marketable securities and cash distributions received from Local Limited Partnerships. The increase is partially offset by cash used for operating activity.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At December 31, 2004, approximately $917,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $280,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Partnership has advanced approximately $1,203,000 to Local Limited Partnerships to fund operating deficits.

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

At December 31, 2004, the Partnership has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total $337,500.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2004 resulted in a net loss of $55,389 as compared to a net loss of $89,788 for the same period in 2003. The decrease in net loss is primarily attributable to a gain on sale of investments in Local Limited Partnerships and a decrease in asset management fees payable to an affiliate. These increases in net income were partially offset by a decrease in equity in income of Local Limited Partnerships. The gain on sale of investments in Local Limited Partnerships is due to the Partnership's sale of interests in three investments in Local Limited Partnerships during the nine months ended December 31, 2004. The decrease in asset management fees is due to the Partnership's sale of interest in twelve Local Limited Partnerships during the year ended March 31, 2004; since asset management fees are charged per Local Limited Partnership, the previous year's sale reduced the current year's charges. Equity in income of Local Limited Partnerships decreased due to the sale of three Local Limited Partnerships during the three months ended December 31, 2004.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2004 resulted in net income of $787,488 as compared to a net loss of $230,964 for the same period in 2003. The increase in net income is primarily attributable to a gain on sale of investments in Local Limited Partnerships and a decrease in asset management fees payable to an affiliate. These increases in net income were partially offset by an increase in provision for valuation of investments in Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships. The gain on sale of investments in Local Limited Partnerships is due to the Partnership's sale of interests in three investments in Local Limited Partnerships during the nine months ended December 31, 2004. The decrease in asset management fees is due to the Partnership's sale of interest in twelve Local Limited Partnerships during the year ended March 31, 2004; since asset management fees are charged per Local Limited Partnership, the previous year's sale reduced the current year's charges. Equity in income of Local Limited Partnerships decreased due to the sale of three Local Limited Partnerships during the nine months ended December 31, 2004. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in thirteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit, with an immaterial amount of Tax Credits expected to be generated during 2004. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the thirteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Twelve of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2004. Three additional Properties in which the Partnership had an investment were sold during the nine months ended December 31, 2004, and five more Properties in which the Partnership had an investment were sold effective January 3, 2005.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Partnership. On or about October 7, 2004, Park sought against the Partnership, five leave of the court to amend its petition to include claims for inspection of the alleged "books and records" more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004,

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As previously reported, the Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, had expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached a put agreement with the Local General Partner on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan included provisions to minimize the risk of recapture. None of these Properties continued to generate Tax Credits. Effective January 2, 2004, the Managing General Partner exercised the puts on all of these Local Limited Partnerships except McKinley Lane, and the Partnership received a total of $27,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $1,735,000, or $29 per Unit.

As previously reported, the Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and La Center, located in La Center, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership had the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner. Effective January 2, 2004, the Managing General Partner exercised the puts on Paragould and Lamar, and the Partnership received a total

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

of $10,000 in return for its interest in these two Local Limited Partnerships. Effective January 3, 2005, the Managing General Partner exercised the puts on Quail Run, Ward Manor and La Center, and the Partnership received a total of $15,000 in return for its interest in these three Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $1,124,000, or $19 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, and Unity Family, located in Unity, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property. Effective January 2, 2004, the Managing General Partner exercised the puts on Newport Family and Unity Family, and the Partnership received a total of $24,910 in return for selling its interest in the two Local Limited Partnerships to the Local General Partner. The Partnership was required to pay $5,000 in fees to the unaffiliated entity. The Partnership no longer has an interest in these two Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $689,000, or $11 per Unit.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Parkview II, located in DeSoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and they are all FMHA properties. Effective January 2, 2004, the Managing General Partner exercised the puts on Parkview II, Winona and Strafford Arms, and the Partnership received a total of $15,000 in return for its interest in the three Local Limited Partnerships. Effective January 3, 2005, the Managing General Partner exercised the puts on Rustic Oaks and Warrenton, and the Partnership received a total of $10,000 in return for its interest in the two Local Limited Partnerships. The Partnership no longer has an interest in these Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $628,000, or $10 per Unit.

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

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. While occupancy increased during the third quarter of 2004, occupancy decreased over the prior several quarters. The lower occupancy and high operating expenses caused debt service coverage to drop below appropriate levels.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

The drop in occupancy is attributable to job loss and competition in the area as well as general softness in the greater Atlanta rental market, which is saturated with affordable housing. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. In November 2003, the Managing General Partner began discussion of options for disposition of the Partnership's interest in the Property with the Local General Partner.

As previously reported, Linden Apartments, Willow Creek Apartments and Reno Apartments I-IV, all located in Reno, Nevada with the same Local General Partner, went through a moderate rehabilitation in 1988. In 1998, with the consent of the Partnership, the Properties were refinanced with ten-year loans that could not be prepaid unless HUD determined that prepayment would avoid a mortgage insurance claim. A Federal rental subsidy contract with each of the Properties expired in 2003, and the Properties entered into a "Mark to Market" restructuring whereby the rents were lowered from the previously subsidized rents to market-level rents. However, the restructuring was discontinued due to the fact that the Properties would not be able to service their debt at the lower rent levels. HUD issued a one-year rental subsidy contract in November 2003. At the reduced rent levels, the Properties began running deficits. In order to avoid foreclosure, the Local General Partner entered into negotiations with each of the three first mortgage holders while at the same time attempting to arrange for replacement financing. The current lenders agreed to waive the prepayment penalty. In March 2004, the three Local Limited Partnerships closed on new first mortgages with two lenders. In order to retain the Local Limited Partnerships' ability to sell the Properties at any time, the Partnership would not agree to loans that contained prepayment restrictions. As a result, the new loans were recourse, requiring a special allocation of 2004 Local Limited Partnership losses to the Local General Partner. In order to increase the marketability of the Properties, the Local General Partner was planning on implementing capital improvements, including unit air conditioners. However, the market proved quite strong and the time and expense of undertaking the capital improvements was not justified by higher net sales proceeds. As a result, the three Properties were sold to a third party buyer in July 2004. The Partnership no longer has an interest in these three Properties. Total sales proceeds of approximately $2,410,000 were received by the Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These three sales resulted in taxable income projected to be approximately $1,129,000, or $19 per Unit.

As previously reported, an affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove Apartments in 1991 in a negotiated settlement following numerous defaults under the local partnership agreement by the former Local General Partner. The Property has struggled operationally since that time, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from the affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner has the right to put the Partnership's interest to the replacement Local General Partner for $1 and the replacement Local General Partner has the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004.

Atlantic Terrace, located in Washington, DC, has experienced operating difficulties for the past several quarters. Despite typically high occupancy, due to high operating expenses and expenditures for capital improvements, the Property operated at a deficit in 2003 and 2004 that was funded by the Local General Partner. In addition, substantial additional capital improvements are necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there is no perceived residual value for the Partnership in the Property, the Managing General Partner and the Local General Partner entered into a put agreement in November 2004 that allows the Partnership to sell its interest at any time to the Local General Partner for a nominal price.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.

Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2005                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          TAX CREDITS L.P. II


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