Form 10KSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2005-07-14
CIK 830997

July 13, 2005



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2005 File Number 0-17777



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

For the fiscal year ended           March 31, 2005
                         ------------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period                     from                     to


                         Commission file number 0-17777

   Boston Financial Qualified Housing Tax Credits L.P. II
-------------------------------------------------------------------------------

                   (Exact name of registrant as specified in its charter)

                   Delaware                        04-3002607

      (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
-------------------------------------------       -----------------------------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                   -----------------------

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

                        $60,000,000 as of March 31, 2005

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

        "Estimated Use of Proceeds"                                              Part III, Item 12

        "Management Compensation and Fees"                                       Part III, Item 12

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-13
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-15
     Item 7       Financial Statements and Supplementary Data                        K-21
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-21
     Item 8A      Controls and Procedures                                            K-21
     Item 8B      Other Information                                                  K-21

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-21
     Item 10      Management Remuneration                                            K-22
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-22
     Item 12      Certain Relationships and Related Transactions                     K-22
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-24
     Item 14      Principal Accountant Fees and Services                             K-24


SIGNATURES                                                                           K-25
----------

CERTIFICATIONS                                                                       K-26


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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
        Properties owned by
               Local Limited                                                      Date Interest
                Partnerships                             Location                   Acquired
---------------------------------------------    --------------------------    -------------------------

Ashton Place (1)                                   Waynesboro, GA                  12/01/88
Atlantic Terrace                                   Washington, DC                  12/01/88
Bamberg Garden (1)                                 Bamberg, SC                     01/20/89
Brighton Manor                                     Douglasville, GA                12/29/89
Chapparal (1)                                      Midland, TX                     12/01/88
Durham Park                                        Tigard, OR                      12/29/88
Eastmont Estates (1)                               Greenburg, PA                   12/01/88
Garden Cove                                        Huntsville, AL                  05/11/89
Grayton Pointe (1)                                 Macon, GA                       12/27/88
Highland Village (1)                               Monroe, GA                      12/01/88
La Center (1)                                      La Center, KY                   03/31/89
Lamar (1)                                          Lamar, AR                       12/01/88
Linden (1)                                         Reno, NV                        08/01/88
McKinley Lane (1)                                  Fitzgerald, GA                  02/08/89
Meadowbrook (1)                                    Americus, GA                    10/01/88
Milo (1)                                           Milo, ME                        12/20/89
Newport Family (1)                                 Newport, ME                     08/01/88
Nezinscott Village (1)                             Buckfield, ME                   08/01/88
Nottingham Square (1)                              Moore, OK                       10/01/88
Nuevo San Antonio (1)                              Aguadilla, PR                   10/01/88
Paragould (1)                                      Paragould, AR                   12/01/88
Parkview II (1)                                    DeSoto, MO                      03/31/89
Patrick Henry (1)                                  Tulsa, OK                       12/01/88
Quail Run (1)                                      Mulberry, AR                    12/01/88
Reno Birchwood (1)                                 Reno, NV                        07/10/88
Rustic Oaks (1)                                    Blair, NE                       01/03/89
Shadow Wood (1)                                    Chickasha, OK                   12/01/88
Shannon Creste                                     Union City, GA                  07/10/89
Snapfinger Creste (1)                              Decatur, GA                     12/30/88
Spring Hill I                                      Casper, WY                      10/01/88
Spring Hill II                                     Casper, WY                      10/01/88
Spring Hill III                                    Casper, WY                      10/01/88
Strafford Arms (1)                                 Strafford, MO                   03/31/89
Unity Family  (1)                                  Unity, ME                       08/01/88
Ward Manor (1)                                     Ward, AR                        12/01/88
Warrenton (1)                                      Warrenton, MO                   03/31/89
Wayne                                              Boston, MA                      12/22/88
Willow Creek (1)                                   Reno, NV                        08/01/88
Willowpeg Lane (1)                                 Rincon, GA                      10/01/88
Winona (1)                                         Winona, MO                      12/01/88


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Spring Hill Housing Assoc. I, Ltd., Spring Hill Housing Assoc. II, Ltd. and Spring Hill Housing Assoc. III, Ltd., representing 5.98%, have RSF Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in nine Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Shannon Creste where the Partnership's ownership interest is 98%.

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


                                                           Capital Contributions
                                                         Total           Paid        Mtge. loans
Local Limited Partnership                    Number      committed at    through     payable at           Type         Occupancy at
Property Name                                of          March 31,       March 31,   December 31,           of            March 31,
Property Location                            Apt. Units  2005            2005        2004               Subsidy*          2005
------------------------------------------   ----------  -------------  ------------ ------------        --------     ------------

Americus Properties Limited Partnership (1)
Meadowbrook
Americus, GA

Atlantic Terrace Limited Partnership
Atlantic Terrace
Washington, DC                               198         3,073,000       3,073,000     13,709,197         Section 8           100%

B&C Housing Associates, II,  (1)
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership (1)
Bamberg Garden
Bamberg, SC

Birch Associates Limited Partnership (1)
    (A Limited Partnership)
Reno Birchwood
Reno, NV

Blair Senior Housing, L.P. (1)
Rustic Oaks
Blair, NE



                                                            Capital Contributions
                                                         Total           Paid         Mtge. loans
Local Limited Partnership                    Number      committed at    through      payable at           Type         Occupancy at
Property Name                                of          March 31,       March 31,    December 31,           of            March 31,
Property Location                            Apt. Units  2005            2005         2004               Subsidy*          2005
-------------------------------------------  ----------  -------------  -----------  ------------------  --------     -------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA                              40         1,050,000       1,050,000      1,080,809           None               98%

Buckfield Housing Associates (1)
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME

Chapparal Housing Associates, Ltd., (1)
     An Oklahoma Limited Partnership
Chapparal
Midland, TX

DeSoto Associates III, L.P. (1)
Parkview II
DeSoto, MO

Durham Park Limited Partnership
Durham Park
Tigard, OR                                    224        4,100,000       4,100,000      8,716,299           None               94%

Eastmont Estates Associates (1)
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA



                                                               Capital Contributions
                                                            Total           Paid         Mtge. loans
Local Limited Partnership                       Number      committed at    through      payable at        Type         Occupancy at
Property Name                                   of          March 31,       March 31,    December 31,      of            March 31,
Property Location                               Apt. Units  2005            2005         2004              Subsidy*          2005
----------------------------------------------  ----------  -------------  ------------  ----------------  --------     -----------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                                  200         3,264,264       3,264,264    3,263,046           None               82%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

LaCenter Associates, Limited Partnership (1)
LaCenter
LaCenter, KY

Lamar Associates, Limited Partnership (1)
Lamar
Lamar, AR

Linden Housing Associates, Ltd. (1)
     (A Limited Partnership)
Linden
Reno, NV

McKinley-Walker Limited Partnership (1)
McKinley Lane
Fitzgerald, GA

Milo Housing Associates (A Limited Partnership) (1)
Milo
Milo, ME



                                                                      Capital Contributions
                                                                   Total         Paid        Mtge. loans
Local Limited Partnership                                Number    committed at  through     payable at      Type      Occupancy at
Property Name                                              of      March 31,     March 31,   December 31,    of        March 31,
Property Location                                      Apt. Units  2005          2005        2004            Subsidy*   2005
-----------------------------------------------------  ----------  -----------  ---------- --------------    --------  ------------

Monroe Properties Limited Partnership (1)
Highland Village
Monroe, GA

Mulberry Associates I, Limited Partnership (1)
Quail Run
Mulberry, AR

Newport Housing Associates (A Limited Partnership) (1)
Newport Family
Newport, ME

Paragould Associates I, Limited Partnership (1)
Paragould
Paragould, AR

San Antonio Limited Dividend Partnership S.E. (1)
Nuevo San Antonio
Aguadilla, PR

Shadow Wood Housing Associates, Limited, (1)
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA                                             200      3,635,000    3,635,000   6,931,267      None          68%




                                                                     Capital Contributions
                                                                   Total         Paid       Mtge. loans
Local Limited Partnership                                Number    committed at  through    payable at     Type         Occupancy at
Property Name                                              of      March 31,     March 31,  December 31,   of            March 31,
Property Location                                      Apt. Units  2005          2005       2004           Subsidy*         2005
-----------------------------------------------------  ----------  -----------  ----------  ------------  --------    -------------

Snapfinger Creste Apartments, L.P. (1)
Snapfinger Creste
Decatur, GA

Spring Hill Housing Associates I, Ltd.
     (A Limited Partnership)
Springhill I
Casper, WY                                              32          408,500      408,500    991,054        Section 8            94%

Spring Hill Housing Associates II, Ltd.
     (A Limited Partnership)
Springhill II
Casper, WY                                              48          597,000      597,000    1,352,224      Section 8            98%

Spring Hill Housing Associates III, Ltd.
     (A Limited Partnership)
Springhill III
Casper, WY                                              47          653,000      653,000    1,431,982      Section 8           100%

Strafford II Rural Housing, L.P. (1)
Strafford Arms
Strafford, MO

Unity Family Housing Associates (1)
     (A Limited Partnership)
Unity Family
Unity, ME

Ward Manor Associates I, Limited Partnership (1)
Ward Manor
Ward, AR



                                                                  Capital Contributions
                                                                Total         Paid        Mtge. loans
Local Limited Partnership                          Number       committed at  through     payable at      Type         Occupancy at
Property Name                                      of           March 31,     March 31,   December 31,    of            March 31,
Property Location                                  Apt. Units   2005          2005        2004            Subsidy*         2005
-------------------------------------------------  ----------   -----------   ----------  ------------    --------    -------------

Warrenton Associates I, L.P. (1)
Warrenton
Warrenton, MO

Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                                           349        10,937,500    10,937,500    10,559,570     Section 8            95%

Waynesboro Properties, Limited Partnership (1)
Ashton Place
Waynesboro, GA

Willow Creek Housing Associates, Ltd. (1)
Willow Creek
Reno, NV

Willowpeg Lane Limited Partnership (1)
Willowpeg Lane
Rincon, GA

Winona Associates I, L.P. (1)
Winona
Winona, MO
                                                     -------    ------------  ------------  --------------
                                                     1,338      $27,718,264   $27,718,264   $   48,035,448
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

Three Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnerships' performance for the years ended December 31, 2004 and 2003:

     Birch Associates Limited Partnership (A Limited Partnership) (1)      2004              2003
     ----------------------------------------------------------------  -------------    -------------
     Total Assets                                                                N/A    $   2,965,243
     Total Liabilities                                                           N/A    $   2,204,325
     Revenue                                                           $     423,416    $   1,154,725
     Net Income (Loss)                                                 $     (52,260)   $     226,408

     Linden Housing Associates, Ltd. (A Limited Partnership) (1)
     -------------------------------------------------------
     Total Assets                                                                N/A    $   1,032,112
     Total Liabilities                                                           N/A    $     760,077
     Revenue                                                           $     112,212    $     341,741
     Net Income (Loss)                                                 $     (28,380)   $      52,516

     Wayne Apartments Project Limited Partnership
     --------------------------------------------
     Total Assets                                                      $  14,730,244    $  15,988,761
     Total Liabilities                                                 $  21,493,618    $  21,534,273
     Revenue                                                           $   4,909,122    $   4,905,570
     Net Loss                                                          $  (1,217,862)   $    (647,610)

(1) These Local Limited Partnerships were sold as of December 31, 2004.


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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Expect as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 3,364 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the years ended March 31, 2005 and 2004, no cash distributions were made.

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

The Partnership's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. Between 2003 and continuing through 2005, the Compliance Period of the nine Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Twelve of the Properties in which the Partnership had an investment were sold during the year ended March 31, 2005.

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

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Partnership had cash and cash equivalents of $2,437,211 as compared to $606,736 at March 31, 2004. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships, proceeds from maturities of marketable securities and cash distributions received from Local Limited Partnerships. The increase is partially offset by investments in Local Limited Partnerships and cash used for operating activity.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At March 31, 2005, approximately $898,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $294,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2005 resulted in net income of $392,875 as compared to a net loss of $262,754 for the same period in 2004. The increase in net income is primarily attributable to a gain on sale of investments in Local Limited Partnerships and a decrease in asset management fees payable to an affiliate. These increases in net income were partially offset by a decrease in equity in income of Local Limited Partnerships and an increase in provision for valuation of investments in Local Limited Partnerships. The gain on sale of investments in Local Limited Partnerships is due to the Partnership's sale of interests in twelve investments in Local Limited Partnerships during the year ended March 31, 2005. The decrease in asset management fees is due to the Partnership's sale of interest in twelve Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's and current year's sales reduced the current year's charges. Equity in income of Local Limited Partnerships decreased due to the Partnership's sale of interests in twelve Local Limited Partnerships during the year ended March 31, 2005. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships.

Low-income housing tax credits

The 2004 and 2003 Tax Credits per Unit were $0.27 and $0.46, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

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

As previously reported, the Local General Partner of Ashton Place, located in Waynesboro, Georgia, Bamberg Garden, located in Bamberg, South Carolina, Highland Village, located in Monroe, Georgia, McKinley Lane, located in Fitzgerald, Georgia, Meadowbrook, located in Americus, Georgia, and Willowpeg Lane, located in Rincon, Georgia, had expressed to the Managing General Partner some concerns over the long-term financial health of these Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached a put agreement with the Local General Partner on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan included provisions to minimize the risk of recapture. None of these Properties continued to generate Tax Credits. Effective January 2, 2004, the Managing General Partner exercised the puts on all of these Local Limited Partnerships except McKinley Lane, and the Partnership received a total of $27,000 in return for its interest in the five Local Limited Partnerships. These five sales resulted in taxable income of $1,734,905, or approximately $29 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the put on McKinley Lane and the Partnership received $4,000 in return for its interest in that Local Limited Partnerships. This sale resulted in taxable income projected to be approximately $704,000, or $12 per Unit. The Partnership no longer has an interest in these six Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, Paragould, located in Paragould, Arkansas, Lamar, located in Lamar, Arkansas and LaCenter, located in LaCenter, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership had the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner. Effective January 2, 2004, the Managing General Partner exercised the puts on Paragould and Lamar, and the Partnership received a total of $10,000 in return for its interest in these two Local Limited Partnerships. These two sales resulted in taxable income of $459,459, or approximately $8 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the puts on Quail Run, Ward Manor and LaCenter, and the Partnership received a total of $15,000 in return for its interest in these three Local Limited Partnerships. These three sales resulted in taxable income of $694,509, or approximately $12 per Unit. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Nezinscott Village, located in Buckfield, Maine, Milo, located in Milo, Maine, Newport Family, located in Newport, Maine, and Unity Family, located in Unity, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property to the unaffiliated entity. Effective January 2, 2004, the Managing General Partner exercised the puts on Newport Family and Unity Family, and the Partnership received a total of $24,910 in return for selling its interest in the two Local Limited Partnerships to the Local General Partner. These two sales resulted in taxable income of $704,397, or approximately $12 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the puts on Nezinscott Village and Milo, and the Partnership received a total of $21,503 in return for its interest in these two Local Limited Partnerships. These two sales resulted in taxable income projected to be approximately $803,000, or $13 per Unit. The Partnership no longer has an interest in these four Properties. The Partnership was required to pay $10,000 in fees to the unaffiliated entity in connection with these sales. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to the following Properties:
Parkview II, located in DeSoto, Missouri, Rustic Oaks, located in Blair, Nebraska, Winona, located in Winona, Missouri, Strafford Arms, located in Strafford, Missouri, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and are all FMHA properties. Effective January 2, 2004, the Managing General Partner exercised the puts on Parkview II, Winona and Strafford Arms, and the Partnership received a total of $15,000 in return for its interest in the three Local Limited Partnerships. These three sales resulted in taxable income of $313,851, or approximately $5 per Unit. In addition, effective January 3, 2005, the Managing General Partner exercised the puts on Rustic Oaks and Warrenton, and the Partnership received a total of $10,000 in return for its interest in the two Local Limited Partnerships. These two sales resulted in taxable income projected to be approximately $255,000, or $4 per Unit. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. During 2004, the Property maintained moderate occupancy and operated at a deficit. Effective December 12, 2001, a replacement assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that will ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan includes provisions to minimize the risk of recapture. The Partnership has the right to fully exit the Local Limited Partnership in 2005.

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

As previously reported, Linden, Willow Creek and Reno Birchwood, all located in Reno, Nevada with the same Local General Partner, went through moderate rehabilitations in 1988. In 1998, with the consent of the Partnership, the Properties were refinanced with ten-year loans that could not be prepaid unless the U.S. Department of Housing and Urban Development ("HUD") determined that prepayment would avoid a mortgage insurance claim. A federal rental subsidy contract with each of the Properties expired in 2003, and the Properties entered into a "Mark to Market" restructuring whereby the rents were lowered from the previously subsidized rents to market-level rents. However, the restructuring was discontinued due to the fact that the Properties would not be able to service their debt at the lower rent levels. HUD issued a one-year rental subsidy contract in November 2003. At the reduced rent levels, the Properties began running deficits. In order to avoid foreclosure, the Local General Partner entered into negotiations with each of the three first mortgage holders while at the same time attempting to arrange for replacement financing. The existing lenders agreed to waive the prepayment penalty. In March 2004, the three Local Limited Partnerships closed on new first mortgages with two lenders. In order to retain the Local Limited Partnerships' ability to sell the Properties at any time, the Partnership would not agree to loans that contained prepayment restrictions. As a result, the new loans were recourse, requiring a special allocation of 2004 Local Limited Partnership losses to the Local General Partner. In order to increase the marketability of the Properties, the Local General Partner was planning on implementing capital improvements, including unit air conditioners. However, the market proved quite strong and the time and expense of undertaking the capital improvements was not justified by higher net sales proceeds. As a result, the three Properties were sold to a third party buyer in July 2004. Total sales proceeds of $2,409,660 were received by the Partnership. These three sales resulted in taxable income of $1,562,902, or $26 per Unit. The Partnership no longer has an interest in these three Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, an affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove in 1991 in a negotiated settlement following numerous defaults under the Local Partnership agreement by the former Local General Partner. The Property has struggled operationally since that time, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from the affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner has the right to put the Partnership's interest to the replacement Local General Partner for $1, and the replacement Local General Partner has the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004.

As previously reported, Atlantic Terrace, located in Washington, DC, has experienced operating difficulties for the past several quarters. Despite typically high occupancy, due to high operating expenses and expenditures for capital improvements the Property operated at a deficit in 2003 and 2004 that was funded by the Local General Partner. In addition, substantial additional capital improvements are necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there is no perceived residual value for the Partnership in the Property, the Managing General Partner and the Local General Partner entered into a put agreement in October 2004 that allows the Partnership to sell its interest at any time to the Local General Partner for a nominal price.

Nuevo San Antonio, located in Aguadilla, Puerto Rico, received its final Tax Credits in 1999 and its Compliance Period ended on December 31, 2003. While the Property has consistently enjoyed high occupancy, the lack of significant net operating income and the presence of an extended use agreement severely limits the potential value of the Property. The Managing General Partner and the Local General Partner entered a put option agreement whereby the Partnership had the right to put its interest in the Property in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Effective January 3, 2005, the Partnership exercised its put option and transferred its interest in the Property to the Local General Partner. This sale of this Partnership interest resulted in taxable income projected to be approximately $1,326,000 or $22 per Unit. The Partnership no longer has an interest in this Property.

At December 31, 2004, the Local General Partner of Spring Hill II and III, located in Casper, Wyoming, expected that the Properties' rental subsidy contract with HUD would be revised with lower rental subsidies. The Properties' mortgages will need to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 have not been made, as the revised subsidy contract has not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January. Since the Compliance Period for both Properties expired on December 31, 2003, there is minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner have begun discussions on a strategy for the Partnership to dispose of its interest in these two Properties as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same local General Partner but was not in technical default as of March 31, 2005.

Inflation and other economic factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2005 and 2004.

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




Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No Reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.



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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48 Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street, Inc., the partners of Arch Street L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following are the only entities known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:



                                                                   Amount
 Title of                 Name and Address of                  Beneficially
   Class                    Beneficial Owner                       Owned               Percent of Class
----------          ------------------------------          --------------------      --------------------

Limited             Paco Development, LLC                        3,107 Units                 5.18%
Partner             P.O. Box 34729
                    N. Kansas City MO 64116

Limited             Everest Housing                             3,721 Units                  6.20%
Partner             Investors 2, LLC
                    199 S. Los Robles Avenue
                    Suite 200
                    Pasadena, CA  91101


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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2005 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 were charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership were paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs were fully amortized as of March 31, 2005. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and were reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2005 are as follows:



                                                                     2005            2004
                                                                -------------     -----------

       Asset management fees                                    $     149,370     $   242,213



Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:



                                                                     2005            2004
                                                                -------------     -----------

       Salaries and benefits expense reimbursements             $     241,802     $   293,676



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2005 is presented in Note 6 to the Financial Statements.

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

(b)      Exhibits

         31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:


                                                                2005              2004
                                                              ---------         --------

     Audit fees                                               $  18,750         $ 21,125
     Tax fees                                                 $   1,950         $  1,850



No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                            Date:    July 13, 2005
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

     By:   /s/Jenny Netzer                           Date:    July 13, 2005
           ---------------------------------------            -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                   Date:   July 13, 2005
           -----------------------------                     -------------
           Michael H. Gladstone
        Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2005

                                      Index


                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2005 and 2004                                        F-2

Financial Statements

     Balance Sheet - March 31, 2005                                                     F-3

     Statements of Operations - For the years ended
       March 31, 2005 and 2004                                                          F-4

     Statements of Changes in Partners' Equity (Deficiency)
       For the years ended March 31, 2005 and 2004                                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2005 and 2004                                                          F-6

     Notes to the Financial Statements                                                  F-7


                Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership II


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership II ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2005




Assets

Cash and cash equivalents                                                                    $     2,437,211
Investments in Local Limited Partnerships (Note 4)                                                         -
Other assets                                                                                             893
                                                                                             ---------------
     Total Assets                                                                            $     2,438,104
                                                                                             ===============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                    $        18,441
Accrued expenses                                                                                      25,200
Deposit on sale (Note 5)                                                                             220,954
                                                                                             ---------------
     Total Liabilities                                                                               264,595

General, Initial and Investor Limited Partners' Equity                                             2,173,509
                                                                                             ---------------
     Total Liabilities and Partners' Equity                                                  $     2,438,104
                                                                                             ===============




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004



                                                                                    2005              2004
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      34,655    $      17,704
   Other                                                                                8,255           12,505
                                                                                -------------    -------------
     Total Revenue                                                                     42,910           30,209
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 6)                                         149,370          242,213
   Provision for valuation of advances to Local
     Limited Partnerships, net of recovery (Note 4)                                     6,377           26,914
   Provision for valuation of investments in Local Limited
     Partnerships (Note 4)                                                             40,610                -
   General and administrative  (includes reimbursements
     to an affiliate in the amount of $241,802 and $293,676
     in 2005 and 2004, respectively) (Note 6)                                         369,400          391,586
   Amortization                                                                         2,140            6,853
                                                                                -------------    -------------
     Total Expenses                                                                   567,897          667,566
                                                                                -------------    -------------

Loss before equity in income (losses) of Local
   Limited Partnerships and gain on sale of investments in
   Local Limited Partnerships                                                        (524,987)        (637,357)

Equity in income (losses) of Local Limited Partnerships (Note 4)                     (443,459)         297,693

Gain on sale of investments in Local Limited Partnerships (Note 4)                  1,361,321           76,910
                                                                                -------------    -------------

Net Income (Loss)                                                               $     392,875    $    (262,754)
                                                                                =============    =============
Net Income (Loss) allocated:
   General Partners                                                             $       3,929    $      (2,628)
   Limited Partners                                                                   388,946         (260,126)
                                                                                -------------    -------------
                                                                                $     392,875    $    (262,754)
                                                                                =============    =============
Net Income (Loss) per Limited Partner Unit
   (60,000 Units)                                                               $        6.48    $       (4.34)
                                                                                =============    =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2005 and 2004



                                                        Initial        Investor             Net
                                       General          Limited         Limited         Unrealized
                                       Partners        Partners        Partners            Gains          Total
                                      ------------     --------      ------------      ----------    --------------

Balance at March 31, 2003             $  (506,884)    $   5,000      $  2,545,272      $    8,990    $    2,052,378
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (6,771)           (6,771)
   Net Loss                                (2,628)            -          (260,126)              -          (262,754)
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Loss                         (2,628)            -          (260,126)         (6,771)         (269,525)
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2004                (509,512)        5,000         2,285,146           2,219         1,782,853
                                      -----------     ---------      ------------      ----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -             -                 -          (2,219)           (2,219)
   Net Income                               3,929             -           388,946               -           392,875
                                      -----------     ---------      ------------      ----------    --------------
Comprehensive Income (Loss)                 3,929             -           388,946          (2,219)          390,656
                                      -----------     ---------      ------------      ----------    --------------

Balance at March 31, 2005             $  (505,583)    $   5,000      $  2,674,092      $        -    $    2,173,509
                                      ===========     =========      ============      ==========    ==============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004



                                                                                      2005              2004
                                                                                  -------------    -------------

Cash flows from operating activities:
   Net Income (Loss)                                                              $     392,875    $    (262,754)
   Adjustments to reconcile net income (loss) to
     net cash used for operating activities:
     Equity in (income) losses of Local Limited Partnerships                            443,459         (297,693)
     Gain on sale of investments in Local Limited Partnerships                       (1,361,321)         (76,910)
     Provision for valuation of advances to Local Limited
       Partnerships, net of recovery                                                      6,377           26,914
     Provision for valuation of investments in Local Limited
       Partnerships                                                                      40,610                -
     Amortization                                                                         2,140            6,853
     Cash distributions included in net loss                                             (8,255)         (12,505)
     Other non-cash item                                                                   (313)           3,449
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Accounts receivable                                                               49,910          (49,910)
       Other assets                                                                         490            5,089
       Due to affiliate                                                                 (90,484)         (71,168)
Accrued expenses                                                                          6,862          (10,817)
                                                                                  -------------    -------------
Net cash used for operating activities                                                 (517,650)        (739,452)
                                                                                  -------------    -------------

Cash flows from investing activities:
   Proceeds from maturities of marketable securities                                    100,000          300,000
   Investments in Local Limited Partnerships                                           (337,500)               -
   Advances to Local Limited Partnerships                                               (10,708)         (26,914)
   Reimbursements of advances to Local Limited Partnerships                               4,331                -
   Cash distributions received from Local Limited Partnerships                          144,339           66,781
   Proceeds received from sale of investments in Local Limited
     Partnerships                                                                     2,447,663           76,910
                                                                                  -------------    -------------
Net cash provided by investing activities                                             2,348,125          416,777
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  1,830,475        (322,675)

Cash and cash equivalents, beginning                                                    606,736          929,411
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $   2,437,211    $     606,736
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

Under the terms of the Partnership Agreement, the Partnership originally designated 3.00% (subsequently increased to 4.00%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time as it deems appropriate. At March 31, 2005, the Managing General Partner has designated approximately $898,000 of cash and cash equivalents as such Reserve.

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

Concentration of Credit Risk

The Partnership invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

3.   Marketable Securities

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were $100,000 and $300,000 during the years ended March 31, 2005 and 2004, respectively. Included in investment income are gross gains of $313 and $809 and gross losses of $0 and $4,258, which were realized on the sales and maturities during the years ended March 31, 2005 and 2004, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in nine Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, expect for Shannon Creste where the Partnership's ownership interest is 98%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third party, or upon dissolution of the Local Limited Partnerships proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $      28,925,716

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $15,712,705)                                                               (27,699,132)

Cumulative cash distributions received from Local Limited Partnerships                                (2,389,964)
                                                                                               -----------------

Investments in Local Limited Partnerships before adjustments                                          (1,163,380)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                       3,491,995

   Cumulative amortization of acquisition fees and expenses                                           (1,080,553)
                                                                                               -----------------

Investments in Local Limited Partnerships before impairment allowance                                  1,248,062

Impairment allowance on investments in Local Limited Partnerships                                     (1,248,062)
                                                                                               -----------------

Investments in Local Limited Partnerships                                                      $               -
                                                                                               =================



For the year ended March 31, 2005, the Partnership advanced $10,708 to one of the Local Limited Partnerships, all of which was impaired. In addition, $4,331 was reimbursed from the Local Limited Partnership relating to advances made in previous years. The Partnership has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2004 and 2003 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2004             2003
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  42,073,952     $  50,302,639
   Other assets                                                                  6,566,224         5,350,549
                                                                             -------------     -------------
     Total Assets                                                            $  48,640,176     $  55,653,188
                                                                             =============     =============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  58,004,579     $  60,689,279
   Other liabilities                                                            17,024,451        16,653,452
                                                                             -------------     -------------
     Total Liabilities                                                          75,029,030        77,342,731
                                                                             -------------     -------------

Partnership's deficiency                                                       (23,064,202)      (18,375,919)
Other partners' deficiency                                                      (3,324,652)       (3,313,624)
                                                                             -------------     -------------
     Total Partners' Deficiency                                                (26,388,854)      (21,689,543)
                                                                             -------------     -------------
     Total Liabilities and Partners' Deficiency                              $  48,640,176     $  55,653,188
                                                                             =============     =============

Summarized Income Statements - for
the years ended December 31,

Rental and other revenue                                                     $  13,935,341     $  15,313,428
                                                                             -------------     -------------

Expenses:
   Operating                                                                     9,396,839         9,125,165
   Interest                                                                      4,584,766         4,899,758
   Depreciation and amortization                                                 4,005,073         3,899,528
                                                                             -------------     -------------
     Total Expenses                                                             17,986,678        17,924,451
                                                                             -------------     -------------

Net Loss                                                                     $  (4,051,337)    $  (2,611,023)
                                                                             =============     =============

Partnership's share of Net Loss                                              $  (4,006,089)    $  (2,582,008)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (45,248)    $     (29,015)
                                                                             =============     =============



For the years ended March 31, 2005 and 2004, the Partnership has not recognized $3,562,630 and $2,879,701, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(23,064,202) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(1,163,380) primarily due to: i) cumulative unrecognized losses as described above; ii) advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships; iii) nine Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2005 being included in the summarized balance sheets of the Local Limited Partnership's at December 31, 2004; and iv) differences in the accounting treatment of miscellaneous items.

The Partnership sold its investment in twelve Local Limited Partnerships during the year ended March 31, 2005, resulting in a gain of $1,361,321.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Deposit on Sale

Deposit on sale represents a deposit on the expected sale of the Partnership's interest in a Local Limited Partnership, Shannon Creste.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $149,370 and $242,213 for the years ended March 31, 2005 and 2004, respectively. Included in due to affiliate at March 31, 2005 is $18,441 of Asset Management Fees. During the years ended March 31, 2005 and 2004, $174,572 and $264,760, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $241,802 and $293,676, respectively, that the Partnership incurred for these expenses. As of March 31, 2005, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.


7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income,
(loss), for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:


                                                                                    2005               2004
                                                                                -------------    -------------

Net Income (Loss) per financial statements                                      $     392,875    $    (262,754)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax (financial
   reporting) purposes                                                              1,314,190         (460,618)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (3,562,630)      (2,879,701)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (78,247)         (26,807)

Amortization for tax purposes in excess of amortization for financial
   reporting purposes                                                                (343,329)        (149,334)

Provision for valuation of advances to Local Limited Partnerships,
   net of recovery not deductible for tax purposes                                      6,377           26,914

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                     40,610                -

Gain on sale of investments in Local Limited Partnerships recognized
   for financial reporting purposes                                                         -          (76,910)

Gain on sale of investments in Local Limited Partnerships recognized for tax purposes in excess of gain recognized for financial reporting
   purposes                                                                         1,851,291                -

Cash distributions included in net income (loss) for financial reporting
   purposes                                                                            (8,255)         (18,537)
                                                                                -------------    -------------

Net Loss per tax return                                                         $    (387,118)   $  (3,847,747)
                                                                                =============    =============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively, are as follows:



                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $            -      $  (14,249,934)     $  14,249,934
                                                       ==============      ==============      ==============
   Other assets                                        $    2,438,104      $    9,868,017      $  (7,429,913)
                                                       ==============      ==============      =============
   Liabilities                                         $      264,595      $      243,480      $      21,115
                                                       ===============     ==============      =============



The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $16,476,000 greater than for financial reporting purposes, including approximately $15,713,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $1,248,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $1,056,000 greater than for financial reporting purposes; (iv) the sale of investments in nine Local Limited Partnerships during the quarter ended March 31, 2005 resulted in their removal from investments in Local Limited Partnerships for financial reporting purposes; and v) organizational and offering costs of approximately $7,056,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.