Form 10QSB
period 2005-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2005-08-15
CIK 830997

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2005
        File Number 0-17777



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

For the quarterly period ended          June 30, 2005
                                 -------------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                 to


                         Commission file number 0-17777

        Boston Financial Qualified Housing Tax Credits L.P. II
------------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

                        Delaware                    04-3002607

         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


   101 Arch Street, Boston, Massachusetts           02110-1106

     (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code     (617)439-3911
                                                     -------------------


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
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2005 and 2004                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2005                                                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2005 and 2004                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            13

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15

CERTIFICATIONS                                                                               16


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,547,701
Investment securities, at fair value (Note 1)                                                             894,161
Investments in Local Limited Partnerships (Note 2)                                                              -
Accounts receivable (Note 2)                                                                              265,000
Other assets                                                                                                8,515
                                                                                                  ---------------
     Total Assets                                                                                 $     2,715,377
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        36,884
Accrued expenses                                                                                           20,925
                                                                                                  ---------------
     Total Liabilities                                                                                     57,809

General, Initial and Investor Limited Partners' Equity                                                  2,657,568
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     2,715,377
                                                                                                  ===============




    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                2005                     2004
                                                                         ------------------         ---------------
Revenue:
   Investment                                                            $           18,055         $         2,160
   Other                                                                             17,117                   8,255
                                                                         ------------------         ---------------
     Total Revenue                                                                   35,172                  10,415
                                                                         ------------------         ---------------

Expense:
   Asset management fees, affiliate                                                  18,443                  43,643
   Provision for valuation of advances to Local
     Limited Partnerships (Note 2)                                                        -                   1,509
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of $23,230 and  $71,104 in 2005 and
     2004, respectively)                                                            118,624                  98,812
   Amortization                                                                           -                   1,712
                                                                         ------------------         ---------------
     Total Expense                                                                  137,067                 145,676
                                                                         ------------------         ---------------

Loss before equity in income of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                   (101,895)               (135,261)

Equity in income of Local Limited
   Partnerships (Note 2)                                                                  -                  77,220

Gain on sale of investments in Local Limited Partnerships (Note 2)                  585,954                       -
                                                                         ------------------         ---------------

Net Income (Loss)                                                        $          484,059         $       (58,041)
                                                                         ==================         ===============

Net Income (Loss) allocated:
   General Partners                                                      $            4,841         $          (580)
   Limited Partners                                                                 479,218                 (57,461)
                                                                         ------------------         ---------------
                                                                         $          484,059         $       (58,041)
                                                                         ==================         ===============
Net Income (Loss) per Limited Partner Unit
   (60,000 Units)                                                        $             7.99         $         (0.96)
                                                                         ==================         ===============



    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)


                                                                Initial           Investor
                                            General             Limited            Limited
                                           Partners            Partners           Partners              Total

Balance at March 31, 2005                $    (505,583)     $        5,000     $    2,674,092      $    2,173,509

Net Income                                       4,841                   -            479,218             484,059
                                         -------------      --------------     --------------      --------------

Balance at June 30, 2005                 $    (500,742)     $        5,000     $    3,153,310      $    2,657,568
                                         =============      ==============     ==============      ==============



    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                  2005             2004
                                                                              -------------   --------------

Net cash provided by (used for) operating activities                          $    (377,466)  $       35,804

Net cash provided by (used for) investing activities                               (512,044)           6,746
                                                                              -------------   --------------

Net increase (decrease) in cash and cash equivalents                               (889,510)          42,550

Cash and cash equivalents, beginning                                              2,437,211          606,736
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $   1,547,701   $      649,286
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturity dates ranging from 2005 to 2007, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $895,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third party or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:



Capital contributions paid to Local Limited Partnerships and purchase                               $    17,746,000
   price paid to withdrawing partners of Local Limited Partnerships

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,770,693)                                                                   (16,941,645)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,324,210)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                             (1,519,855)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,257,377

   Cumulative amortization of acquisition fees and expenses                                                (696,912)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                        40,610

Impairment allowance on investments in Local Limited Partnerships                                           (40,610)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2. Investments in Local Limited Partnerships (continued)

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $843,878. For the three months ended June 30, 2005, the Partnership has not recognized $843,878 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's interests in three of its investments in Local Limited Partnerships were sold during the three months ended June 30, 2005, resulting in a gain of $585,954. A portion of the sales proceeds, $265,000, is expected to be received later in 2005.

3.   Significant Equity Investee

One Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the three months ended March 31, 2005 and 2004:

         Shannon Creste                             2005              2004
         --------------                         -------------    -------------
         Revenue                                $     380,300    $     374,524
         Net Loss                               $    (118,300)   $     (55,011)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at June 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of $1,547,701 as compared to $2,437,211 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities and cash used for operating activity, partially offset by proceeds received from the sale of investments in Local Limited Partnerships and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At June 30, 2005, approximately $843,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $349,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2005.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2005 resulted in net income of $484,059 as compared to a net loss of $58,041 for the same period in 2004. The increase in net income is primarily attributable to a gain on sale of investments in Local Limited Partnerships, a decrease in asset management fees payable to an affiliate and an increase in investment revenue. These increases in net income were partially offset by a decrease in equity in income of Local Limited Partnerships and an increase in general and administrative expense. The gain on sale of investments in Local Limited Partnerships is due to the Partnership's sale of its interests in three investments in Local Limited Partnerships during the three months ended June 30, 2005. The decrease in asset management fees is due to the Partnership's sale of its interests in twelve Local Limited Partnerships during the year

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. Investment revenue increased due to the Partnership investing in more lucrative securities. Equity in income of Local Limited Partnerships decreased due to the Partnership's sale of interests in twelve Local Limited Partnerships during the year ended March 31, 2005. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Partnership is currently involved. This increase in general and administrative expenses is partially offset by the reduction in the allocation of administrative expenses charged by an affiliate of the General Partner's due to the Partnership's sale of its interests in Local Limited Partnerships during the year ended March 31, 2005.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. By December 31, 2005, the Compliance Period of the six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Three of the Properties in which the Partnership had an investment were sold during the quarter ended June 30, 2005.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Property Discussions

Many of the several Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Several Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. During 2004, the Property maintained moderate occupancy and operated at a deficit. Effective December 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached agreement with the replacement Local General Partner on a plan that would ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan included provisions to minimize the risk of recapture. Effective March 15, 2005, the Partnership exercised its put option and transferred its interest in the Property to the Local General Partner. The sale of this Local Limited Partnership resulted in taxable income projected to be approximately $1,300,000, or $22 per Unit. On April 28, 2005, the Partnership received $100,000 of the agreed upon sales price of $365,000; the Partnership expects to receive the remaining $265,000 by December 31, 2005. In conjunction with this sale, the Partnership was able to recognize a deposit on sale held by the Partnership since 2001. The total net gain recognized by the Partnership as a result of this sale was approximately $586,000. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves.

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. While occupancy increased during the third quarter of 2004 and has remained relatively high, occupancy decreased over the prior several quarters. The lower occupancy and high operating expenses caused debt service coverage to drop below appropriate levels. The drop in occupancy is attributable to job loss and competition in the area as well as general softness in the greater Atlanta rental market, which is saturated with affordable housing. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. In November 2003, the Managing General Partner began discussion of options for disposition of the Partnership's interest in the Property with the Local General Partner.

As previously reported, an affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove in 1991 in a negotiated settlement following numerous defaults under the Local Limited Partnership agreement by the former Local General Partner. The Property has struggled operationally since that time, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from the affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner had the right to put the Partnership's interest to the replacement Local General Partner for $1, and the replacement Local General Partner had the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004. Effective May 27, 2005, the Managing General Partner exercised the Garden Cove put option. This sale resulted in taxable income projected to be approximately $2,465,000, or $41 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, Atlantic Terrace, located in Washington, DC, had experienced operating difficulties for the past several quarters. Despite typically high occupancy, the Property experienced high operating expenses and expenditures for capital improvements causing the Property to operate at a deficit in 2003 and 2004 that was funded by the Local General Partner. In addition, substantial additional capital improvements were necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there is no perceived residual value for the Partnership in the

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Property, the Managing General Partner and the Local General Partner entered into a put agreement in October 2004 that allowed the Partnership to sell its interest at any time to the Local General Partner for a nominal price. Effective June 1, 2005, the Partnership exercised its put option and transferred its interest in the Property to the Local General Partner. The sale of this Local Limited Partnership interest resulted in taxable income projected to be approximately $3,800,000, or $63 per Unit. The Partnership no longer has an interest in this Property.

As previously reported, the Local General Partner of Spring Hill II and III, located in Casper, Wyoming, expected that the Properties' rental subsidy contract with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages will need to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract has not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there is minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner have begun discussions on a strategy for the Partnership to dispose of its interest in these two Properties as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same local General Partner but was not in technical default as of June 30, 2005. Effective July 2005, put agreements were entered into for the above mentioned Properties with a third party. Pending HUD approval, the Partnership would then have the ability to transfer its interest in these three Properties to the third party.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              (a) Exhibits


                  31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 15, 2005              BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. II


                                     By:   Arch Street, Inc.,
                                           its Managing General Partner


                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Executive Vice President
                                           MMA Financial, LLC