Form 10QSB
period 2005-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2006-02-14
CIK 830997

February 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-17777



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

For the quarterly period ended          December 31, 2005
                                      ---------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


           Commission file number 0-17777

         Boston Financial Qualified Housing Tax Credits L.P. II
---------------------------------------------------------------------

    (Exact name of registrant as specified in its charter)

        Delaware                                     04-3002607
------------------------------                ---------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------   ---------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                   -------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)









                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2005 and 2004                                            2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31,
           2005                                                                               3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2005 and 2004                                                   4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    14

SIGNATURE                                                                                    15

CERTIFICATIONS                                                                               16


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,088,822
Investment securities, at fair value (Note 1)                                                           1,286,782
Investments in Local Limited Partnerships (Note 2)                                                              -
Accounts receivable (Note 2)                                                                              265,000
Other assets                                                                                               12,933
                                                                                                  ---------------
     Total Assets                                                                                 $     2,653,537
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $        45,879
Deposit on sale                                                                                             6,250
                                                                                                  ---------------
     Total Liabilities                                                                                     52,129
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  2,606,564
Net unrealized losses on investment securities                                                             (5,156)
                                                                                                  ---------------
     Total Partners' Equity                                                                             2,601,408
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     2,653,537
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         19,256      $          9,719     $         60,260      $        20,188
   Other                                                      2,553                     -               27,112                8,255
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         21,809                 9,719               87,372               28,443
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          18,455                43,643               55,331              130,929
   Provision for valuation of advances to
     Local Limited Partnerships (Note 2)                          -                  (990)                   -                1,472
   Provision for valuation of investments
     in Local Limited Partnerships (Note 2)                       -                     -                    -               40,610
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $50,574 and
     $199,608 in 2005 and 2004,
     respectively)                                           57,553                94,190              184,940              283,164
   Amortization                                                   -                     -                    -                2,140
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expense                                         76,008               136,843              240,271              458,315
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in income of
   Local Limited Partnerships and gain
   on sale of investments in Local
   Limited Partnerships                                     (54,199)             (127,124)            (152,899)           (429,872)

Equity in income of Local Limited
   Partnerships (Note 2)                                          -                19,306                    -              164,274

Gain on sale of investments in Local
   Limited Partnerships (Note 2)                                  -                52,429              585,954            1,053,086
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $        (54,199)     $        (55,389)    $        433,055      $       787,488
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $           (542)     $           (554)    $          4,331      $         7,875
   Limited Partners                                         (53,657)              (54,835)             428,724              779,613
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $        (54,199)     $        (55,389)    $        433,055      $       787,488
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (60,000) Units                             $          (0.89)     $          (0.92)    $           7.15      $         12.99
                                                   ================      ================     ================      ===============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)







                                                               Initial           Investor              Net
                                            General            Limited            Limited          Unrealized
                                           Partners            Partner           Partners             Losses              Total

Balance of March 31, 2005               $     (505,583)    $        5,000     $    2,674,092      $             -    $    2,173,509
                                        --------------     --------------     --------------      ----------------   --------------


Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                   -                  -                  -               (5,156)          (5,156)
     Net Income                                  4,331                  -            428,724                    -           433,055
                                        --------------     --------------     --------------       --------------    --------------
Comprehensive Income (Loss)                      4,331                  -            428,724               (5,156)          427,899
                                        --------------     --------------     --------------       ---------------   --------------

Balance at December 31, 2005            $     (501,252)    $        5,000     $    3,102,816       $       (5,156)    $   2,601,408
                                        ==============     ==============     ==============       ==============     =============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)




                                                                                  2005             2004
                                                                              -------------   ---------------

Net cash used for operating activities                                        $    (179,818)  $     (448,380)

Net cash provided by (used for) investing activities                             (1,168,571)       2,652,528
                                                                              -------------   --------------

Net increase (decrease) in cash and cash equivalents                             (1,348,389)       2,204,148

Cash and cash equivalents, beginning                                              2,437,211          606,736
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $   1,088,822   $    2,810,884
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    17,746,000

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,413,050)                                                                   (16,941,645)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,324,210)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                             (1,519,855)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          2,257,377

   Cumulative amortization of acquisition fees and expenses                                                (696,912)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                        40,610

Impairment allowance on investments in Local Limited Partnerships                                           (40,610)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
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

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $1,712,119. For the nine months ended December 31, 2005, the Partnership has not recognized $1,712,119 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's interests in three of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2005, resulting in a gain of $585,954. A portion of the sales proceeds, $65,000, was received January 13, 2006. The remainder is expected to be received later in 2006.

3.   Significant Equity Investee

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of either December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of the Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Willow Creek Housing Associates, Ltd.                             2005              2004
         -------------------------------------                         -------------    -------------
         Revenue                                                       $         N/A    $      14,250
         Net Loss                                                      $         N/A    $       2,250

         Birch Associates Limited Partnership
         -------------------------------------                         -------------    -------------
         Revenue                                                       $         N/A    $      72,250
         Net Income                                                    $         N/A    $      14,250

         Linden Housing Associates, Ltd.
         -------------------------------                               -------------    -------------
         Revenue                                                       $         N/A    $      21,250
         Net Income                                                    $         N/A    $       3,000

4.   Reclassifications

Certain reclassifications regarding provision for valuation of advances to Local Limited Partnerships have been made to prior period financial statements to conform to the current period presentation.

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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of $1,088,822 as compared to $2,437,211 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities and cash used for operating activity, partially offset by proceeds received from the sale of investments in Local Limited Partnerships and proceeds from maturities of investment securities. Cash used for operations included $73,772 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At December 31, 2005, approximately $887,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $306,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. During 2006, the Managing General Partner will continue to monitor the Partnership's Reserve levels to determine whether amounts of available cash, due in large part to proceeds from the disposition of Local Limited Partnerships, exceed reasonably necessary levels. If so, a distribution to Limited Partners may be warranted. However, there can be no assurances as to the amounts or timing of such a distribution.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2005 resulted in a net loss of $54,199 as compared to a net loss of $55,389 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses and a decrease in asset management fees. These decreases are partially offset by a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in asset management fees is due to the Partnership's sale of its interests in twelve Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. The decrease in gain on sale of investments in Local Limited Partnerships was due to the Partnership's sale of interests in three investments in Local Limited Partnerships during the nine months ended December 31, 2005. The decrease in equity in income of Local Limited Partnerships is due to the sale of three Local Limited Partnerships during the three months ended September 30, 2005.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2005 resulted in net income of $433,055 as compared to net income of $787,488 for the same period in 2004. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in equity in income of Local Limited Partnerships. These decreases are partially offset by decreases in general and administrative expenses, asset management fees and provision for valuation of investments in Local Limited Partnerships and increases in investment income and other income. The decrease in gain on sale of investments in Local Limited Partnerships is due to a drop in proceeds received from the sale of investments in Local Limited Partnerships. Equity in income of Local Limited Partnerships was zero in 2005 due to cumulative losses and cumulative distributions in excess of the Partnership's total investment in the Local Limited Partnerships. The decrease in general and administrative expenses is due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in asset management fees is due to the Partnership's sale of its interests in twelve Local Limited Partnerships during the year ended March 31, 2005; since asset management fees are charged per Local Limited Partnership, the previous year's sales reduced the current year's charges. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the recognition of non-temporary declines in the carrying value of certain Local Limited Partnerships in the prior year. Investment income increased due to an increase in returns on investments. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero.

Portfolio Update

As of December 31, 2005, the Partnership's investment portfolio consisted of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. The Partnership's interest in one Local Limited Partnership was sold on January 23, 2006. Since inception, the Partnership has generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the six remaining Properties in which the Partnership has an interest expired on or before December 31, 2005. The Managing General Partner has negotiated

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Three of the Properties in which the Partnership had an investment were sold during the nine months ended December 31, 2005.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update  (continued)

Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.

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

Property Discussions

Five of the six Properties in which the Partnership has an interest as of December 31, 2005 have stabilized operations and operate above breakeven. One Property generates cash flow deficits that the Local General Partners fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. During 2004, the Property maintained moderate occupancy and operated at a deficit. Effective December 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached an agreement with the replacement Local General Partner on a plan that would ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan included provisions to minimize the risk of recapture. Effective March 15, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner. The sale of this Local Limited Partnership resulted in taxable income projected to be approximately $1,300,000, or $22 per Unit. As of January 13, 2006 the Partnership has received $165,000 of the agreed upon sales price of $365,000; the Partnership expects to receive the remaining $200,000 in 2006. In conjunction with this sale, the Partnership was able to recognize a deposit on sale held by the Partnership since 2001. The total net gain recognized by the Partnership as a result of this sale was approximately $586,000. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves.

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

As previously reported, Atlantic Terrace, located in Washington, DC, has experienced operating difficulties for the past several quarters. Despite typically high occupancy, the Property experienced high operating expenses and expenditures for capital improvements causing the Property to operate at a deficit in 2003 and 2004 that was funded by the Local General Partner. In addition, substantial additional capital improvements were necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there was no perceived residual value for the Partnership in the Property, the Managing General Partner and the Local General Partner entered into a put agreement in October 2004 that allowed the Partnership to sell its interest at any time to the Local General Partner for a nominal price. Effective June 1, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner. The sale of this Local Limited Partnership interest resulted in taxable income projected to be approximately $3,800,000, or $63 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Spring Hill II and III, located in Casper, Wyoming, expected that the Properties' rental subsidy contract with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages will need to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there is minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July 2005, put agreements were entered into for the above mentioned Local Limited Partnerships with a third party. Pending HUD's approval to the Transfer of Physical Assets applications, the Partnership would then have the ability to transfer its interest in these three Local Limited Partnerships to the third party. On September 15, 2005, the Partnership received $6,249 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from these sales in Reserves. The pending transfers of the Partnership's interest in all three Local Limited Partnerships will result in a 2005 taxable income currently projected to be approximately $1,100,000, or $18 per Unit. The Compliance Period for all three Properties ended in 2003.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. While occupancy improved significantly during 2005, high operating expenses continue to cause debt service coverage to be below appropriate levels. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. The Managing General Partner and Local Limited Partner have begun exploring an exit strategy that would allow for a 2006 sale of the Property.

Wayne, located in Boston, Massachusetts, has been appraised in anticipation of a 2006 sale of the Property. The Property operated at above breakeven during the three months ended September 30, 2005 and reached an occupancy level of 93% as of September 30, 2005.

Durham Park, located in Tigard, Oregon, had received several offers for a sale of the Property. On January 23, 2006, the Property was sold. Pending a final accounting, this sale is expected to result in a cash distribution of approximately $3,800,000, or $63 per Unit. This transaction will result in taxable income projected to be approximately $6,718,000, or $112 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will initially retain the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


                               By:   Arch Street, Inc.,
                               its Managing General Partner


                              /s/Jenny Netzer
                              Jenny Netzer
                              Executive Vice President
                              MMA Financial, LLC