Form 10KSB
period 2006-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2006-06-29
CIK 830997

June 28, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2006 File Number 0-17777



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

                                   FORM 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended     March  31, 2006
                             ------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                 to


 Commission file number 0-17777

           Boston   Financial   Qualified   Housing  Tax   Credits   L.P.  II
             (Exact name of registrant as specified in its charter)

      Delaware                                     04-3002607
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


   101 Arch Street, Boston, Massachusetts          02110-1106
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                       --------------


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

                        $60,000,000 as of March 31, 2006

                                      K-12
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


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

       "Estimated Use of Proceeds"                                               Part III, Item 12

       "Management Compensation and Fees"                                        Part III, Item 12

       "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-13
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-14

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-14
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-14
     Item 7       Financial Statements and Supplementary Data                        K-20
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-20
     Item 8A      Controls and Procedures                                            K-20
     Item 8B      Other Information                                                  K-20

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-21
     Item 10      Management Remuneration                                            K-21
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-22
     Item 12      Certain Relationships and Related Transactions                     K-22
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-23
     Item 14      Principal Accountant Fees and Services                             K-24

SIGNATURES                                                                           K-25
----------


CERTIFICATIONS                                                                       K-27
--------------

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA



                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Ashton Place (1)                                            Waynesboro, GA                          12/01/88
Atlantic Terrace (1)                                        Washington, DC                          12/01/88
Bamberg Garden (1)                                          Bamberg, SC                             01/20/89
Brighton Manor                                              Douglasville, GA                        12/29/89
Chapparal (1)                                               Midland, TX                             12/01/88
Durham Park (1)                                             Tigard, OR                              12/29/88
Eastmont Estates (1)                                        Greenburg, PA                           12/01/88
Garden Cove (1)                                             Huntsville, AL                          05/11/89
Grayton Pointe (1)                                          Macon, GA                               12/27/88
Highland Village (1)                                        Monroe, GA                              12/01/88
La Center (1)                                               La Center, KY                           03/31/89
Lamar (1)                                                   Lamar, AR                               12/01/88
Linden (1)                                                  Reno, NV                                08/01/88
McKinley Lane (1)                                           Fitzgerald, GA                          02/08/89
Meadowbrook (1)                                             Americus, GA                            10/01/88
Milo (1)                                                    Milo, ME                                12/20/89
Newport Family (1)                                          Newport, ME                             08/01/88
Nezinscott Village (1)                                      Buckfield, ME                           08/01/88
Nottingham Square (1)                                       Moore, OK                               10/01/88
Nuevo San Antonio (1)                                       Aguadilla, PR                           10/01/88
Paragould (1)                                               Paragould, AR                           12/01/88
Parkview II (1)                                             DeSoto, MO                              03/31/89
Patrick Henry (1)                                           Tulsa, OK                               12/01/88
Quail Run (1)                                               Mulberry, AR                            12/01/88
Reno Birchwood (1)                                          Reno, NV                                07/10/88
Rustic Oaks (1)                                             Blair, NE                               01/03/89
Shadow Wood (1)                                             Chickasha, OK                           12/01/88
Shannon Creste (1)                                          Union City, GA                          07/10/89
Snapfinger Creste (1)                                       Decatur, GA                             12/30/88
Spring Hill I                                               Casper, WY                              10/01/88
Spring Hill II                                              Casper, WY                              10/01/88
Spring Hill III                                             Casper, WY                              10/01/88
Strafford Arms (1)                                          Strafford, MO                           03/31/89
Unity Family  (1)                                           Unity, ME                               08/01/88
Ward Manor (1)                                              Ward, AR                                12/01/88
Warrenton (1)                                               Warrenton, MO                           03/31/89
Wayne                                                       Boston, MA                              12/22/88
Willow Creek (1)                                            Reno, NV                                08/01/88
Willowpeg Lane (1)                                          Rincon, GA                              10/01/88
Winona (1)                                                  Winona, MO                              12/01/88


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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions made to Local Limited
Partnerships: (i) Spring Hill Housing Associates I, Ltd. (A Limited Partnership), Spring Hill Housing Associates II, Ltd. (A Limited Partnership) and Spring Hill Housing Associates III, Ltd. (A Limited Partnership), representing 12.15%, have RSF Ventures, Inc. as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Arch Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Arch Street Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in five Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

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



                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

     Americus Properties Limited Partnership (1)
     Meadowbrook
     Americus, GA

     Atlantic Terrace Limited Partnership (1)
     Atlantic Terrace
     Washington, DC

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

     B&C Housing Associates, III, (1)
       A Limited Partnership
     Nottingham Square
     Moore, OK

     Bamberg Properties Limited Partnership (1)
     Bamberg Garden
     Bamberg, SC

     Birch Associates Limited Partnership (1)
       (A Limited Partnership)
     Reno Birchwood
     Reno, NV

     Blair Senior Housing, L.P. (1)
     Rustic Oaks
     Blair, NE






                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

     Brighton Manor Apartments,
       A Limited Partnership
     Brighton Manor                     40           1,050,000        1,050,000        1,054,441           None           93%
     Douglasville, GA

     Buckfield Housing Associates (1)
       (A Limited Partnership)
     Nezinscott Village
     Buckfield, ME

     Chapparal Housing Associates, Ltd., (1)
       An Oklahoma Limited Partnership
     Chapparal
     Midland, TX

     DeSoto Associates III, L.P. (1)
     Parkview II
     DeSoto, MO

     Durham Park Limited Partnership (1)
     Durham Park
     Tigard, OR

     Eastmont Estates Associates (1)
       (A Limited Partnership)
     Eastmont Estates
     Greenburg, PA







                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

     Garden Cove Apartments, Ltd. (1)
       (A Limited Partnership)
     Garden Cove
     Huntsville, AL

     Grayton Pointe Apartments, L.P. (1)
     Grayton Pointe
     Macon, GA

     LaCenter Associates, Limited Partnership (1)
     LaCenter
     LaCenter, KY

     Lamar Associates, Limited Partnership (1)
     Lamar
     Lamar, AR

     Linden Housing Associates, Ltd. (1)
       (A Limited Partnership)
     Linden
     Reno, NV

     McKinley-Walker Limited Partnership (1)
     McKinley Lane
     Fitzgerald, GA

     Milo Housing Associates (1)
       (A Limited Partnership)
     Milo
     Milo, ME





                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

     Monroe Properties Limited Partnership (1)
     Highland Village
     Monroe, GA

     Mulberry Associates I, Limited Partnership (1)
     Quail Run
     Mulberry, AR

     Newport Housing Associates (1)
       (A Limited Partnership)
     Newport Family
     Newport, ME

     Paragould Associates I, Limited Partnership (1)
     Paragould
     Paragould, AR

     San Antonio Limited Dividend Partnership S.E. (1)
     Nuevo San Antonio
     Aguadilla, PR

     Shadow Wood Housing Associates, Limited, (1)
       An Oklahoma Limited Partnership
     Shadow Wood
     Chickasha, OK

     Shannon Creste Apartments, L.P. (1)
     Shannon Creste
     Union City, GA






                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

     Snapfinger Creste Apartments, L.P. (1)
     Snapfinger Creste
     Decatur, GA

     Spring Hill Housing Associates I, Ltd.
       (A Limited Partnership)
     Springhill I
     Casper, WY                        32             408,500        408,500          979,744          Section 8             N/A

     Spring Hill Housing Associates II, Ltd.
       (A Limited Partnership)
     Springhill II                     48             597,000        597,000        1,336,793          Section 8             N/A
     Casper, WY

     Spring Hill Housing Associates III, Ltd.
       (A Limited Partnership)
     Springhill III                    47              53,000        653,000        1,415,641          Section 8             N/A
     Casper, WY

     Strafford II Rural Housing, L.P. (1)
     Strafford Arms
     Strafford, MO

     Unity Family Housing Associates (1)
       (A Limited Partnership)
     Unity Family
     Unity, ME

     Ward Manor Associates I, Limited Partnership (1)
     Ward Manor
     Ward, AR



                                                        Capital Contributions
           Local Limited Partnership                  Total           Paid          Mtge. Loans                     Occupancy at
                Property Name          Number of    Committed at     Through         Payable at         Type of       March 31,
             Property Location         Apts Units   March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *        2006
    ----------------------------------- -----------  ------------- --------------- ----------------- --------------   -----------

Warrenton Associates I, L.P. (1)
Warrenton
Warrenton, MO

Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                             349            10,937,500     10,937,500     9,946,075          Section 8            11%

Waynesboro Properties, Limited Partnership (1)
Ashton Place
Waynesboro, GA

Willow Creek Housing Associates, Ltd. (1)
Willow Creek
Reno, NV

Willowpeg Lane Limited Partnership (1)
Willowpeg Lane
Rincon, GA

Winona Associates I, L.P. (1)
Winona
Winona, MO
                                    ------      --------------    -------------    ---------------
                                      516         $13,646,000       $13,646,000    $    14,732,694
                                    ======      ==============     =============   ===============

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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2006, there were 3,255 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the year ended March 31, 2006 a cash distribution of $5,820,000 was made. No cash distributions were made for the year ended March 31, 2005.

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

Executive Level Overview

The Partnership was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As a result of the transfer of interest in three Local Limited Partnerships on April 14, 2006, the Partnership's investment portfolio currently consists of limited partnership interests in two Local Limited Partnerships. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the two remaining Properties in which the Partnership has an interest expired on December 31, 2003. Four of the Local Limited Partnerships in which the Partnership had an investment were disposed of during the twelve months ended March 31, 2006.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Partnership's remaining two Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.



Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of $105,814 as compared to $2,437,211 at March 31, 2005. The decrease is attributable to a cash distribution made to Limited Partners, purchases of investment securities, and cash used for operating activities. These decreases are partially offset by proceeds received from the sale of investments in Local Limited Partnerships and proceeds from sales and maturities of investment securities. Cash used for operations included $73,772 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At March 31, 2006, $795,869 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $307,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distribution of $5,820,000 was made to Limited Partners in the year ended March 31, 2006. No cash distributions were made in the year ended March 31, 2005. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2006 resulted in net income of $4,573,496 as compared to net income of $392,875 for the same period in 2005. The increase in net income is attributable to an increase in gain on sale of investments in Local Limited Partnerships, a decrease in equity in losses, and a decrease in general and administrative expenses. The increase in gain on sale of investments in Local Limited Partnerships is due to an increase in proceeds received from the Partnership's sale of investments in Local Limited Partnerships during the year ended March 31, 2006. Equity in losses of Local Limited Partnerships was zero in 2005 due to cumulative loses and distributions in excess of the Partnership's total investment in the Local Limited Partnerships with carrying values of zero. General and administrative costs decreased primarily due to a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operations of the Partnership offset by increased expenses associated with auditing the Partnership's financial statements.

Low-Income Housing Tax Credits

The 2005 and 2004 Tax Credits per Unit were $0 and $0.27, respectively. The Tax Credits per Limited Partner stabilized in 1991. The credits have decreased significantly as a number of Properties have reached the end of the ten year credit period. However, because the Compliance Periods generally extend significantly beyond the Tax Credit periods, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property Discussions

Both Properties in which the Partnership has an interest as of March 31, 2006 have stabilized operations and operate below breakeven. Both Properties generate cash flow deficits that the Local General Partners fund through project expense loans, subordinated loans or operating escrows. In addition, some Properties previously owned by the Partnership during the last twenty-four months had persistent operating difficulties that could either: i) have had an adverse impact on the Partnership's liquidity; ii) resulted in their foreclosure; or
iii) resulted in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of McKinley Lane, located in Fitzgerald, Georgia, had expressed to the Managing General Partner some concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner reached a put agreement with the Local General Partner on a plan that would ultimately transfer ownership of the Local Limited Partnership to the Local General Partner. The plan included provisions to minimize the risk of recapture. On January 3, 2005, the Managing General Partner exercised the put on the Property, and the Partnership received $4,000 in return for its interest in the Local Limited Partnership. This sale resulted in 2005 taxable income of $704,185, or $11.74 per Unit. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Local General Partner of Quail Run, located in Mulberry, Arkansas, Ward Manor, located in Ward, Arkansas, and LaCenter, located in LaCenter, Kentucky, desired to dispose of its interest in these Properties. Accordingly, efforts began to secure a replacement Local General Partner. A replacement Local General Partner was identified and acquired the Local General Partner interest in each of the Properties. The Managing General Partner also reached agreements with the replacement Local General Partner whereby the Partnership had the right to put its limited partner interest in any of these Properties at any time to the replacement Local General Partner. On January 3, 2005, the Managing General Partner exercised the puts on the Properties, and the Partnership received a total of $15,000 in return for its interest in these Local Limited Partnerships. These sales resulted in 2005 taxable income of $694,509, or $11.58 per Unit. The Partnership no longer has an interest in these Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to Nezinscott Village, located in Buckfield, Maine, and Milo, located in Milo, Maine. Although the Properties did not share a common Local General Partner, they were both Rural Housing
Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would be required to pay a $2,500 termination fee per Property to the unaffiliated entity. On January 3, 2005, the Managing General Partner exercised the puts on the Properties, and the Partnership received a total of $21,503 in return for selling its interest in these two Local Limited Partnerships to the Local General Partner. These sales resulted in 2005 taxable income of $797,724, or $13.30 per Unit. The Partnership no longer has an interest in these Properties. The Partnership was required to pay $5,000 in fees to the unaffiliated entity in connection with these sales, as well as an additional $5,000 related to the sale of two other Properties which took place in the year ended March 31, 2004. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.

As previously reported, the Managing General Partner negotiated an agreement with the Local General Partner to have the ability to transfer the Partnership's interest to the Local General Partner with respect to Rustic Oaks, located in Blair, Nebraska, and Warrenton, located in Warrenton, Missouri. These Properties share a common Local General Partner and are both FMHA properties. On January 3, 2005, the Managing General Partner exercised the puts on the Properties, and the Partnership received a total of $10,000 in return for its interest in the Local Limited Partnerships. These sales resulted in 2005 taxable income of $273,191, or $4.55 per Unit. The Partnership no longer has an interest in these Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves.


As previously reported, Nuevo San Antonio, located in Aguadilla, Puerto Rico, received its final Tax Credits in 1999 and its Compliance Period ended on December 31, 2003. While the Property had consistently enjoyed high occupancy, the lack of significant net operating income and the presence of an extended use agreement severely limits the potential value of the Property. The Managing General Partner and the Local General Partner entered a put option agreement whereby the Partnership had the right to put its interest in the Property in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. On January 3, 2005, the Partnership exercised its put option and transferred its interest in the Property to the Local General Partner. The sale of this Partnership interest resulted in 2005 taxable income of $1,323,978 or $22.07 per Unit. The Partnership no longer has an interest in this Property.


As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. During 2004, the Property maintained moderate occupancy and operated at a deficit. Effective December 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached an agreement with the replacement Local General Partner on a plan that would ultimately transfer the Partnership's ownership interest in the Local Limited Partnership to the replacement Local General Partner. The plan included provisions to minimize the risk of recapture. On March 15, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner contingent on the receipt of sale proceeds, a portion of which were received on April 20, 2005. The sale of this Local Limited Partnership resulted in 2005 taxable income of $1,449,642, or $24.16 per Unit. In an effort to increase the probability of payment and minimization of the cost in collecting the remaining $200,000 of the $365,000 agreed upon sales price, the Managing General Partner, in March 2006, entered into a discounted payoff agreement of $150,000. On May 15, 2006, the Partnership received the remaining $150,000. In conjunction with this sale, the Partnership was able to recognize a deposit on sale held by the Partnership since 2001. The total net gain recognized by the Partnership as a result of this sale was approximately $586,000. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves.

As previously reported, an affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove, located in Huntsville, Alabama, in 1991 in a negotiated settlement following numerous defaults under the Local Limited Partnership agreement by the former Local General Partner. The Property struggled operationally since that time, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from the affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner had the right to put the Partnership's interest to the replacement Local General Partner for $1, and the replacement Local General Partner had the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004. Effective May 27, 2005, the Managing General Partner exercised the Garden Cove put option. This sale resulted in 2005 taxable income of $759,935 or $12.67 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Atlantic Terrace, located in Washington, DC, experienced operating difficulties for the past several quarters. Despite typically high occupancy, the Property experienced high operating expenses and expenditures for capital improvements causing the Property to operate at a deficit in 2003 and 2004 that was funded by the Local General Partner. In addition, substantial additional capital improvements were necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there was no perceived residual value for the Partnership in the Property, the Managing General Partner and the Local General Partner entered into a put agreement in October 2004 that allowed the Partnership to sell its interest at any time to the Local General Partner for a nominal price. Effective June 1, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner. The sale of this Local Limited Partnership interest resulted in 2005 taxable income of $3,564,153, or $63 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Linden, Willow Creek and Reno Birchwood, all located in Reno, Nevada with the same Local General Partner, went through moderate rehabilitations in 1988. In 1998, with the consent of the Partnership, the Properties were refinanced with ten-year loans that could not be prepaid unless the U.S. Department of Housing and Urban Development ("HUD") determined that prepayment would avoid a mortgage insurance claim. A federal rental subsidy contract with each of the Properties expired in 2003, and the Properties entered into a "Mark to Market" restructuring whereby the rents were lowered from the previously subsidized rents to market-level rents. However, the restructuring was discontinued due to the fact that the Properties would not be able to service their debt at the lower rent levels. HUD issued a one-year rental subsidy contract in November 2003. At the reduced rent levels, the Properties began running deficits. In order to avoid foreclosure, the Local General Partner entered into negotiations with each of the three first mortgage holders while at the same time attempting to arrange for replacement financing. The existing lenders agreed to waive the prepayment penalty. In March 2004, the three Local Limited Partnerships closed on new first mortgages with two lenders. In order to retain the Local Limited Partnerships' ability to sell the Properties at any time, the Partnership would not agree to loans that contained prepayment restrictions. As a result, the new loans were recourse, requiring a special allocation of 2004 Local Limited Partnership losses to the Local General Partner. In order to increase the marketability of the Properties, the Local General Partner was planning on implementing capital improvements, including unit air conditioners. However, the market proved quite strong and the time and expense of undertaking the capital improvements was not justified by higher net sales proceeds. As a result, the three Properties were sold to a third party buyer in July 2004. Total sales proceeds of $2,409,660 were received by the Partnership. These three sales resulted in taxable income of $1,562,902, or $26 per Unit. The Partnership no longer has an interest in these three Local Limited Partnerships. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, subsequently distributed a portion of the net proceeds to Limited Partners on March 30, 2006.

As previously reported, the Local General Partner of Spring Hill II and III, located in Casper, Wyoming, expected that the Properties' rental subsidy contract with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages needed to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there is minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July 2005, put agreements were entered into for the Local Limited Partnerships mentioned above, with a third party. On September 15, 2005, the Partnership received $6,249 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. On April 13, 2006, effective with HUD's approval of a Modified Transfer of Physical Assets Application, the Partnership consummated the transfer of its interest in Spring Hill I, Spring Hill II and Spring Hill III. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from these sales in Reserves. The transfer of the Partnership's interest in all three Local Limited Partnerships will result in a 2006 taxable income currently projected to be approximately $1,100,000, or $18 per Unit. The Compliance Period for all three Properties ended in 2003. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. While occupancy improved significantly during 2005, high operating expenses continue to cause debt service coverage to be below appropriate levels. However, advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. The Managing General Partner currently anticipates a 2006 sale of the Property as a Purchase and Sale agreement has been executed. Under the current terms, a sale would result in an immaterial amount of net proceeds and taxable income.

Durham Park, located in Tigard, Oregon, had received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction will result in 2006 taxable income projected to be approximately $7,000,000, or $117 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed the net proceeds to Limited Partners on March 30, 2006. The Partnership no longer has an interest in this Local Limited Partnership.

Wayne, located in Boston, Massachusetts, has been appraised in anticipation of a 2006 sale of the Property. Higher utility and maintenance expenses were the main causes for the below breakeven status as of December 31, 2005. Occupancy was 91% as of December 31, 2005.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

Item 8A.  Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's Principal Executive Officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

The following report on Form 8-K was filed during the fourth quarter of the year ended March 31, 2006: Form 8-K dated March 24, 2006



                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Arch Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, Inc. The Managing General Partner was incorporated in February 1988. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                                    Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49 Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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






Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                      Paco Development, LLC                           7,077 Units             11.80%
   Partner                      P.O. Box 34729
                                N. Kansas City MO 64116

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

Except as described in the preceding paragraph, neither Arch Street, Inc., Arch Street L.P., MMA nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2006 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 were charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership were paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs were fully amortized as of March 31, 2006. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership Investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and were reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2006.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2006 are as follows:

                                         2006                  2005
                                      --------------        ----------

Asset management fees               $    61,688             $    149,370

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                              2006                  2005
                                          --------------        ----------

Salaries and benefits expense reimbursements  $  63,146        $   241,802

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2006 is presented in Note 6 to the Financial Statements.

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

(c)      Form 8-K filings:
         Form 8-K dated March 24, 2006

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                         2006                  2005
                                   --------------        ----------
Audit fees                         $       40,252           $    18,750
Tax fees                           $        2,400           $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                           Date:    June  28, 2006
           ---------------------------------------            --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June 28, 2006
           ---------------------------------------            ---------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                  Date:   June 28, 2006
           -----------------------------                    ---------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2006

                                      Index


                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
     for the years ended March 31, 2006 and 2005                                        F-2

Financial Statements

     Balance Sheet - March 31, 2006                                                     F-3

     Statements of Operations - For the years ended
       March 31, 2006 and 2005                                                          F-4

     Statements of Changes in Partners' Equity
       For the years ended March 31, 2006 and 2005                                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2006 and 2005                                                          F-6

     Notes to the Financial Statements                                                  F-7

                        Report of Independent Accountants




To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership II


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership II ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2006




Assets

Cash and cash equivalents                                                                         $       105,814
Investment securities, at fair value (Note 3)                                                             690,055
Investment in Local Limited Partnerships (Note 4)                                                               -
Accounts receivable (Note 4)                                                                              150,000
Other Assets                                                                                                6,284
                                                                                                  ---------------
   Total Assets                                                                                   $       952,153
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 6)                                                                         $         6,357
Accrued expenses                                                                                           17,994
Deposit on sale (Note 5)                                                                                    6,250
                                                                                                  ---------------
   Total Liabilities                                                                                       30,601
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    927,005
Net unrealized losses in investment securities                                                             (5,453)
                                                                                                  ---------------
   Total Partners' Equity                                                                                 921,552
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       952,153
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
        Revenue:
   Investment                                                              $         90,823         $        34,655
   Other                                                                             27,112                   8,255
                                                                           ----------------         ---------------
     Total Revenue                                                                  117,935                  42,910
                                                                           ----------------         ---------------

Expenses:
   Asset management fees, affiliate  (Note 6)                                        61,688                 149,370
   Provision for valuation allowance on advances to Local Limited
     Partnerships, net of recovery (Note 4)                                               -                   6,377
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                        -                  40,610
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $63,146 and
     $241,802 in 2006 and 2005, respectively)                                       243,591                 369,400
   Amortization                                                                              -                2,140
                                                                           ----------------          --------------
     Total Expense                                                                  305,279                 567,897
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investments in Local Limited
   Partnerships                                                                    (187,344)               (524,987)

Equity in losses of Local Limited Partnerships (Note 4)                                   -                (443,459)

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                          4,760,840               1,361,321
                                                                           ----------------         ---------------

Net Income                                                                 $      4,573,496         $       392,875
                                                                           ================         ===============

Net Income allocated:
   General Partners                                                        $        514,799         $         3,929
   Limited Partners                                                               4,058,697                 388,946
                                                                           ----------------         ---------------
                                                                           $      4,573,496         $       392,875
                                                                           ================         ===============
Net Income per Limited Partner Unit
   (60,000 Units)                                                          $          67.64         $          6.48
                                                                           ================         ===============



The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2006 and 2005




                                                                                                             Net
                                                                     Initial           Investor          Unrealized
                                                  General            Limited            Limited             Gains
                                                 Partners           Partners           Partners           (Losses)          Total

Balance at March 31, 2004                      $    (509,512)    $        5,000     $    2,285,146     $        2,919  $ 1,782,853

Comprehensive Income (Loss):
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -             (2,219)     (2,219)
  Net Income                                           3,929                  -            388,946                  -      392,875
                                               -------------     --------------     --------------     --------------  -----------
Comprehensive Income (Loss)                            3,929                  -            388,946             (2,219)     390,656
                                               -------------     --------------     --------------     --------------  -----------

Balance at March 31, 2005                           (505,583)             5,000          2,674,092                  -    2,173,509
                                               -------------     --------------     --------------     --------------  -----------

Limited Partner Distribution                               -                  -         (5,820,000)                 -  (5,820,000)
                                               -------------     --------------     --------------     --------------  -----------

Comprehensive Income (Loss):
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -             (5,453)     (5,453)
  Net Income                                         514,799                  -          4,058,697                  -    4,573,496
                                               -------------     --------------     --------------     --------------  -----------
Comprehensive Income (Loss)                          514,799                  -          4,058,697             (5,453)   4,568,043
                                               -------------     --------------     --------------     --------------   ----------

Balance at March 31, 2006                      $       9,216     $        5,000     $      912,789     $       (5,453)   $ 921,552
                                               =============     ==============     ==============     ==============    =========


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005


                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income                                                              $      4,573,496         $       392,875
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                       -                 443,459
     Gain on sale of investments in Local Limited
       Partnerships                                                              (4,760,840)             (1,361,321)
     Provision for valuation allowance on advances to Local
       Limited Partnerships, net of recovery                                              -                   6,377
     Provision for valuation allowance on investments in Local
       Limited Partnerships                                                               -                  40,610
   Amortization                                                                           -                   2,140
   Accretion                                                                         (7,662)                      -
   Cash distributions included in net income                                        (17,117)                 (8,255)
   Other non-cash item                                                                1,667                    (313)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Accounts receivable                                                                  -                  49,910
     Other assets                                                                    (5,391)                    490
     Due to affiliate                                                               (12,084)                (90,484)
     Accrued expenses                                                                (7,206)                  6,862
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (235,137)               (517,650)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchases of investment securities                                            (1,587,087)                      -
   Proceeds from sales and maturities of investment securities                      897,574                 100,000
   Investments in Local Limited Partnerships                                              -                (337,500)
   Advances to Local Limited Partnerships                                                 -                 (10,708)
   Reimbursements of advances to Local Limited Partnerships                               -                   4,331
   Cash distributions received from Local
     Limited Partnerships                                                            17,117                 144,339
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                         4,760,840               2,447,663
   Deposit on sale                                                                 (214,704)                      -
   Accounts receivable from sale of investment in Local
     Limited Partnership                                                           (150,000)                      -
                                                                           ----------------        ----------------
Net cash provided by investing activities                                         3,723,740               2,348,125
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Limited Partner distribution                                                  (5,820,000)                      -
                                                                           ----------------         ---------------
Net cash used for financing activities                                           (5,820,000)                      -
                                                                           ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                             (2,331,397)              1,830,475

Cash and cash equivalents, beginning                                              2,437,211                 606,736
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $        105,814         $     2,437,211
                                                                           ================         ===============
The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3.00% (subsequently increased to 4.00%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time as it deems appropriate. At March 31, 2006, the Managing General Partner has designated $795,869 of cash, cash equivalents and investment securities as such Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent the General Partner's capital accounts are in a deficit position certain items of net income maybe allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's marketable securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All investment securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value
Debt securities issued by the US
Treasury and other US
Government Agency                         $      695,508      $            -      $       (5,453)    $      690,055
                                          --------------      --------------      --------------     --------------

Investment securities
   at March 31, 2006                      $      695,508      $            -      $       (5,453)    $      690,055
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       497,622           $     494,743
Due in one year to five years                                                     197,886                 195,312
                                                                          ---------------           -------------
                                                                          $       695,508           $     690,055
                                                                          ===============           =============

Proceeds from the sales and maturities of investment securities for the year ended March 31, 2006 were approximately $898,000. Included in investment income are $1,667 of gross losses that were realized on these sales.

4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in five Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third party, or upon dissolution of the Local Limited Partnerships proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions paid to Local Limited Partnerships and purchase                               $    13,646,000
   price paid to withdrawing partners of Local Limited Partnerships

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,041,807)                                                                   (14,191,704)

Cumulative cash distributions received from Local Limited Partnerships                                     (611,596)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                             (1,157,300)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,749,776

   Cumulative amortization of acquisition fees and expenses                                                (551,866)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============


The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2005 and 2004 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     20,021,676    $     42,073,952
   Other assets                                                                     1,472,070           6,566,224
                                                                             ----------------    ----------------
     Total Assets                                                            $     21,493,746    $     48,640,176
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     23,295,425    $     58,004,579
   Other liabilities                                                               12,648,403          17,024,451
                                                                             ----------------    ----------------
     Total Liabilities                                                             35,943,828          75,029,030
                                                                             ----------------    ----------------

Partnership's deficiency                                                          (12,174,653)        (23,064,202)
Other partners' deficiency                                                         (2,275,429)         (3,324,652)
                                                                             ----------------    ----------------
   Total Partners' Deficiency                                                     (14,450,082)        (26,388,854)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Deficiency                                $     21,493,746    $     48,640,176
                                                                             ================    ================


Summarized Statements of Operations - for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $      9,318,404    $     13,935,341
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        6,489,762          9,396,839
   Interest                                                                         2,750,793          4,584,766
   Depreciation and amortization                                                    2,288,756          4,005,073
                                                                             ----------------    ---------------
     Total Expenses                                                                11,529,311         17,986,678
                                                                             ----------------    ---------------

Net Loss                                                                     $     (2,210,907)   $    (4,051,337)
                                                                             ================    ===============

Partnership's share of net loss                                              $     (2,187,268)   $    (4,006,089)
                                                                             ================    ===============
Other partners' share of net loss                                            $        (23,639)   $       (45,248)
                                                                             ================    ===============

For the years ended March 31, 2006 and 2005, the Partnership has not recognized $2,187,268 and $3,562,630, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(12,174,653) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(1,157,300) primarily due to cumulative unrecognized losses as described above, one Local Limited Partnerships whose interest was sold in the quarter ended March 31, 2006 being included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2005 and differences in the accounting treatment of miscellaneous items.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the year ended March 31, 2006, resulting in a gain of $4,760,840. A portion of the sales proceeds, $165,000, was received as of March 31, 2006. The remaining $150,000 was received in May 2006.

5.   Deposit on Sale

The deposit on sale of $6,250 represents a deposit on the sale of the Partnership's interest in three Local Limited Partnerships, Springhill I, II and
III. See note 9.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $61,688 and $149,370 for the years ended March 31, 2006 and 2005, respectively. Included in due to affiliate at March 31, 2006 is $6,357 of Asset Management Fees. During the years ended March 31, 2006 and 2005, $73,772 and $174,572, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $63,146 and $241,802, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2006 and 2005, salaries and benefits of $63,146 and $307,084, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2006, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

The Partnership made a Limited Partner distribution from cash available for distribution of $5,820,000 during the year ended March 31, 2006.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)



7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss), for the fiscal years ended March 31, 2006 and 2005 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net Income per financial statements                                            $    4,573,496         $     392,875

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                  592,256             1,314,190

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (2,187,268)           (3,562,630)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (45,772)              (78,247)

Amortization for tax purposes in excess of amortization
   or financial reporting purposes                                                   (743,057)             (343,329)

Provision for valuation allowance on advances to Local Limited
   Partnerships, net of recovery not deductible for tax purposes                            -                 6,377

Provision for valuation allowance on investments in Local
   Limited Partnerships not deductible for tax purposes                                     -                40,610

Gain on sale of investments in Local Limited Partnerships recognized
   for tax purposes in excess of gain recognized for financial                      4,801,477             1,851,291
   reporting purposes

Cash distributions included in net income for financial reporting purposes            (27,112)               (8,255)
                                                                               --------------         -------------

Net Income (Loss) per tax return                                               $    6,964,020         $    (387,118)
                                                                               ==============         =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively, are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $            -     $   (7,324,357)     $   (7,324,357)
                                                            ==============     ==============      ==============
Other assets                                                $      952,153     $    9,736,899      $   (8,784,746)
                                                            ==============     ==============      ==============
Liabilities                                                 $       30,601     $       52,129      $      (21,528)
                                                            ==============     ==============      ==============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $9,434,000 greater than for financial reporting purposes, including approximately $8,042,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $41,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $826,000 greater than for financial reporting purposes; (iv) the sale of investments in one Local Limited Partnerships during the quarter ended March 31, 2006 resulted in its removal from investments in Local Limited Partnerships for financial reporting purposes; and v) organizational and offering costs of approximately $7,078,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

8.       Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Birch Associates Limited Partnership (A Limited Partnership) (1)                   2005                     2004
----------------------------------------------------------------              ---------------           --------
Total Assets                                                                              N/A                     N/A
Total Liabilities                                                                         N/A                     N/A
Revenue                                                                                   N/A           $     423,416
Net Income (Loss)                                                                         N/A           $    (52,260)

Linden Housing Associates, Ltd. (A Limited Partnership) (1)
-------------------------------------------------------
Total Assets                                                                              N/A                     N/A
Total Liabilities                                                                         N/A                     N/A
Revenue                                                                                   N/A           $     112,212
Net Income (Loss)                                                                         N/A           $    (28,380)

Wayne Apartments Project Limited Partnership
Total Assets                                                                  $    13,565,105           $  14,730,244
Total Liabilities                                                             $    21,643,214           $  21,493,618
Revenue                                                                       $     4,962,800           $   4,909,122
Net Income (Loss)                                                             $    (1,314,735)          $ (1,217,862)

Durham Park Limited Partnership
Total Assets                                                                  $     4,879,729           $   5,248,496
Total Liabilities                                                             $     9,080,811           $   9,204,608
Revenue                                                                       $     1,685,481           $   1,581,902
Net Income (Loss)                                                             $      (244,970)          $   (354,402)


 (1) These Local Limited Partnerships were sold as of December 31, 2004.

9.   Subsequent Event

     Subsequent to March 31, 2006, the sale of the Partnership's interest in three Local Limited Partnerships, Springhill I, II and III was finalized.