Form 10QSB
period 2006-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2006-08-14
CIK 830997

Microsoft Word 11.0.5604;







August 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2006
        File Number 0-17777



Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.



Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


QH2-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2006
                                      -----------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from         to


                         Commission file number 0-17777

       Boston Financial Qualified Housing Tax Credits L.P. II
-----------------------------------------------------------------------

    (Exact name of registrant as specified in its charter)

           Delaware                                04-3002607
------------------------------------------     ---------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------------  -------------------------
     (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2006 and 2005                                                2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30,
           2006                                                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2006 and 2005                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION

Items 1-6                                                                                    13

SIGNATURE                                                                                    14

CERTIFICATIONS                                                                               15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       250,086
Investment securities, at fair value                                                                      691,070
Investment in Local Limited Partnerships (Note 1)                                                               -
Other assets                                                                                                6,564
                                                                                                  ---------------
   Total Assets                                                                                   $       947,720
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $        38,001
Accrued expenses                                                                                           82,946
                                                                                                  ---------------
   Total Liabilities                                                                                      120,947
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    832,390
Net unrealized losses on investment securities                                                             (5,617)
                                                                                                  ---------------
   Total Partners' Equity                                                                                 826,773
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       947,720
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                                2006                     2005
                                                                         ------------------         ---------------
Revenue:
   Investment                                                            $           27,605      $           18,055
   Other                                                                                  -                  17,117
                                                                         ------------------      ------------------
     Total Revenue                                                                   27,605                  35,172
                                                                         ------------------      ------------------

Expenses:
   Asset management fees, affiliate                                                  19,071                  18,443
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of $12,573 and  $23,230 in 2006 and

     2005, respectively)                                                            109,399                 118,624
                                                                         ------------------      ------------------
     Total Expenses                                                                  128,470                 137,067
                                                                         ------------------      ------------------


Loss before equity in losses of Local Limited Partnerships

   and gain on sale of investments in Local Limited Partnerships                   (100,865)               (101,895)


Equity in losses of Local Limited Partnership (Note 1)                                    -                       -

Gain on sale of investments in Local Limited Partnerships (Note 1)                    6,250                 585,954
                                                                         ------------------      ------------------


Net Income (Loss)                                                        $          (94,615)     $          484,059
                                                                         ==================      ==================


Net Income (Loss) allocated:

   General Partners                                                      $             (948)     $            4,841
   Limited Partners                                                                 (93,667)                479,218
                                                                         ------------------      ------------------
                                                                         $          (94,615)     $          484,059
                                                                         ==================      ==================

Net Income (Loss) per Limited Partner Unit

   (60,000 Units)                                                        $            (1.56)     $             7.99
                                                                         ==================      ==================


The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses           Total

Balance at March 31, 2006                      $       9,216     $        5,000     $      912,789     $       (5,453)   $  921,552
                                               -------------     --------------     --------------     --------------    ----------

Comprehensive Loss:
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -               (164)        (164)
  Net Loss                                              (948)                 -            (93,667)                 -      (94,615)
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Loss                                      (948)                 -            (93,667)              (164)     (94,779)
                                               -------------     --------------     --------------     --------------    ----------

Balance at June 30, 2006                       $       8,268     $        5,000     $      819,122     $       (5,617)   $  826,773
                                               =============     ==============     ==============     ==============    ==========




The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)




                                                                                  2006               2005
                                                                              -------------      --------------

Net cash used for operating activities                                        $      (5,728)     $    (377,466)

Net cash provided by (used for) investing activities                                150,000           (512,044)
                                                                              -------------      -------------

Net increase (decrease) in cash and cash equivalents                                144,272           (889,510)

Cash and cash equivalents, beginning                                                105,814          2,437,211
                                                                              -------------      -------------

Cash and cash equivalents, ending                                             $     250,086      $   1,547,701
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


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, both of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2006:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    11,987,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,363,435)                                                                   (12,861,290)

Cumulative cash distributions received from Local Limited Partnerships                                     (140,138)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                             (1,013,928)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,544,445

   Cumulative amortization of acquisition fees and expenses                                                (489,907)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $404,457. For the three months ended June 30, 2006, the Partnership has not recognized $404,457 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's interests in three of its investments in Local Limited Partnerships were sold during the three months ended June 30, 2006, resulting in a gain of $6,250. Also, the remaining sale proceeds of $150,000 related to a sale of an investment in Local Limited Partnership, which took place during the year ended March 31, 2006, were received on May 15, 2006.


2.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:


Shannon Creste Apartments, L.P.  (1)                                               2006                   2005
-------------------------------                                               ---------------         --------

Revenue                                                                                   N/A         $     380,300
Net Loss                                                                                  N/A         $    (118,300)

(1) This Local Limited Partnership was sold effective April 28, 2005.



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


The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs ($0 at June 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of $250,086 as compared to $105,814 at March 31, 2006. The increase is primarily attributable to additional proceeds received from the sale of investments in Local Limited Partnerships in 2005.

The Managing General Partner initially designated 3% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At June 30, 2006, approximately $886,000 of cash, cash equivalents and investment securities have been designated as Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $306,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations


The Partnership's results of operations for the three months ended June 30, 2006 resulted in net loss of $94,615 as compared to net income of $484,059 for the same period in 2005. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in other income. This decrease is partially offset by a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended June 30, 2006 as compared to the same period in 2005. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is due to decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership. This decrease in partially offset by an increase in legal expenses associated with litigation in which the Partnership is currently involved.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update


The Partnership was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance, and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC.
The fiscal year of the Partnership ends on March 31.


As of June 30, 2006, the Partnership's investment portfolio consisted of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,400 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the two remaining Properties in which the Partnership has an interest expired on December 31, 2003. Three of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the three months ended June 30, 2006.

The Managing General Partner will continue to closely monitor the operations of the two remaining Properties and will formulate disposition strategies with respect to the Partnership's remaining two Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.


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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December, 2005, the court granted Park's

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended Petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.


Property Discussions


Both Properties in which the Partnership has an interest had stabilized operations and operated below breakeven as of March 31, 2006. Both Properties generate cash flow deficits that the Local General Partners fund through project expense loans, subordinated loans or operating escrows. In addition, some Properties previously owned by the Partnership during the year ended March 31, 2006 or during the three months ended June 30, 2006 had persistent operating difficulties that could either: i) have had an adverse impact on the Partnership's liquidity; ii) resulted in their foreclosure; or iii) resulted in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions - (continued)


the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.


As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Effective December 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached an agreement with the replacement Local General Partner on a plan that would ultimately transfer the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The plan included provisions to minimize the risk of recapture. On March 15, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner contingent on the receipt of sale proceeds, a portion of which were received on April 28, 2005. The sale of this Local Limited Partnership resulted in 2005 taxable income of $1,449,642, or $24.16 per Unit. In an effort to increase the probability of payment and minimization of the cost in collecting the remaining $200,000 of the $365,000 agreed upon sales price, the Managing General Partner, in March 2006, entered into a discounted payoff agreement of $150,000. On May 15, 2006, the Partnership received the remaining $150,000. In conjunction with this sale, the Partnership was able to recognize a deposit on sale held by the Partnership since 2001. The total net gain recognized by the Partnership as a result of this sale was approximately $586,000. The Partnership no longer has an interest in this Local Limited Partnership. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves.

As previously reported, an affiliate of the Managing General Partner was admitted as the Local General Partner of Garden Cove, located in Huntsville, Alabama, in 1991 in a negotiated settlement following numerous defaults under the Local Limited Partnership agreement by the former Local General Partner. The Property subsequently struggled operationally, with the Partnership funding significant operating deficits from Reserves. On June 30, 2004, the Local General Partner interest was transferred from the affiliate of the Managing General Partner to an unaffiliated entity with extensive experience in developing, owning and performing property management for affordable housing developments. As part of the agreement to transfer the Local General Partner interest, the Managing General Partner and the replacement Local General Partner entered into a put and call agreement whereby the Managing General Partner had the right to put the Partnership's interest to the replacement Local General Partner for $1, and the replacement Local General Partner had the right to call the Partnership's interest for fair market value at any time after the end of the Property's Compliance Period, December 31, 2004. Effective May 27, 2005, the Managing General Partner exercised the Garden Cove put option. This sale resulted in 2005 taxable income of $759,935, or $12.67 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.


As previously reported, Atlantic Terrace, located in Washington, DC, experienced high operating expenses and expenditures for capital improvements causing the Property to operate at deficits in 2003 and 2004 that were funded by the Local General Partner. In addition, substantial additional capital improvements were necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there was no perceived residual value for the Partnership's interest in the Property, the Managing General Partner and the Local General Partner entered into a put agreement in October 2004 that allowed the Partnership to sell its interest at any time to the Local General Partner for a nominal price. Effective June 1, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner. The sale of this Local Limited Partnership interest resulted in 2005 taxable income of $3,564,153, or $63 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.


As previously reported, the Local General Partner of Spring Hill II and Spring Hill III, located in Casper, Wyoming, expected that the Properties' rental subsidy contract with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages needed to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there was minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July, 2005, put agreements were entered into for the Local Limited Partnerships mentioned above with a third party. On September 15, 2005, the Partnership received $6,250 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. On April 13, 2006, effective with HUD's approval of a Modified Transfer of Physical Assets Application, the Partnership consummated the transfer of its interest in Spring Hill I, Spring Hill II and Spring Hill III. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The transfer of the Partnership's interest in all three Local Limited Partnerships will result in 2006 taxable income currently projected to be approximately $1,100,000, or $18 per Unit. The Compliance Period for all three Properties ended in 2003. The Partnership no longer has an interest in these Local Limited Partnerships.


As previously reported, Durham Park, located in Tigard, Oregon, had received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction will result in 2006 taxable income projected to be approximately $7,000,000, or $117 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed the net proceeds to Limited Partners on March 30, 2006. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Brighton Manor, located in Douglasville, Georgia, is experiencing operating difficulties. While occupancy remains at very acceptable levels, high operating expenses continue to cause debt service coverage to be below appropriate levels. Advances from the Local General Partner have enabled the Property to remain current on its debt service obligations. The Managing General Partner currently anticipates a 2006 sale of the Property as a Purchase and Sale agreement has been executed. Under the current terms, a sale would result in an immaterial amount of net proceeds and taxable income.


As previously reported, Wayne, located in Boston, Massachusetts, has been appraised in anticipation of a 2006 sale of the Property. Higher utility and maintenance expenses were the main causes for the below breakeven status as of December 31, 2005. Occupancy was 89% as of March 31, 2006.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2006                BOSTON FINANCIAL QUALIFIED HOUSING
                                       TAX CREDITS L.P. II


                                       By:   Arch Street, Inc.,
                                       its Managing General Partner


                                       /s/Jenny Netzer

                                       --------------------------
                                       Jenny Netzer
                                       Executive Vice President
                                       MMA Financial, Inc.