Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2006-09-05
CIK 830997

Microsoft Word 11.0.6502;













September 5, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-17777



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

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   March  31,2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant:

                        $60,000,000 as of March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                                 Part of Report on
                                                                                 Form 10-KSB/A into
                                                                                 Which the Document
Documents incorporated by reference                                              is Incorporated
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

        "Investment Objectives and Policies -
         Principal Investment Policies"                                           Part I, Item I

        "Estimated Use of Proceeds"                                              Part III, Item 12

        "Management Compensation and Fees"                                       Part III, Item 12

        "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12


                                Explanatory Note

On June 30, 2004, Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Partnership hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-20
     Item 10      Management Remuneration                                            K-20
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-20
     Item 12      Certain Relationships and Related Transactions                     K-21
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-22
     Item 14      Principal Accountant Fees and Services                             K-22

CONTROLS AND PROCEDURES                                                              K-23
-----------------------

SIGNATURES                                                                           K-24
----------


CERTIFICATIONS                                                                       K-25
--------------


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



                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

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
    A Limited Partnership
Patrick Henry
Tulsa, OK

B&C Housing Associates, III, (1)
    A Limited Partnership
Nottingham Square
Moore, OK

Bamberg Properties Limited Partnership (1)
Bamberg Garden
Bamberg, SC

Birch Associates Limited Partnership
    (A Limited Partnership)
Reno Birchwood
Reno, NV                        138            780,000       780,000        2,089,880         Section 8            95%

Blair Senior Housing, L.P.
Rustic Oaks
Blair, NE                        12             78,000        78,000          351,737           FmHA               92%





                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

Brighton Manor Apartments,
     A Limited Partnership
Brighton Manor
Douglasville, GA               40             1,050,000       1,050,000      1,104,976           None               83%

Buckfield Housing Associates
     (A Limited Partnership)
Nezinscott Village
Buckfield, ME                  20               234,000         234,000      1,065,044           FmHA               85%

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

Eastmont Estates Associates (1)
     (A Limited Partnership)
Eastmont Estates
Greenburg, PA



                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

Garden Cove Apartments, Ltd.
     (A Limited Partnership)
Garden Cove
Huntsville, AL                 200             3,264,264       3,264,264      3,351,756           None               73%

Grayton Pointe Apartments, L.P. (1)
Grayton Pointe
Macon, GA

LaCenter Associates, Limited Partnership
LaCenter
LaCenter, KY                    12                85,125          85,125        390,072           FmHA              100%

Lamar Associates, Limited Partnership (1)
Lamar
Lamar, AR

Linden Housing Associates, Ltd.
     (A Limited Partnership)
Linden
Reno, NV                        40               342,750         342,750        722,955         Section 8            95%

McKinley-Walker Limited Partnership
McKinley Lane
Fitzgerald, GA                  48               330,000         330,000      1,383,887           FmHA               83%

Milo Housing Associates (A Limited Partnership)
Milo
Milo, ME                        24               273,000         273,000      1,237,035           FmHA              100%




                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

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

Shadow Wood Housing Associates, Limited, (1)
     An Oklahoma Limited Partnership
Shadow Wood
Chickasha, OK

Shannon Creste Apartments, L.P.
Shannon Creste
Union City, GA               200             3,635,000       3,635,000      7,004,890           None               80%





                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

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

Strafford II Rural Housing, L.P. (1)
Strafford Arms
Strafford, MO

Unity Family Housing Associates (1)
     (A Limited Partnership)
Unity Family
Unity, ME

Ward Manor Associates I, Limited Partnership
Ward Manor
Ward, AR                        16               114,750         114,750        688,749           FmHA              100%




                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

Warrenton Associates I, L.P.
Warrenton
Warrenton, MO                   16                78,375          78,375      368,820           FmHA              100%


Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                     349            10,937,500      10,600,000   11,119,409         Section 8            94%

Waynesboro Properties, Limited Partnership (1)
Ashton Place
Waynesboro, GA

Willow Creek Housing Associates, Ltd.
Willow Creek
Reno, NV                        25               240,000         240,000      478,818         Section 8           100%

Willowpeg Lane Limited Partnership (1)
Willowpeg Lane
Rincon, GA



                                                 Capital Contributions
                                               Total          Paid        Mtge. loans
Local Limited Partnership       Number      committed at    through       payable at           Type         Occupancy at
Property Name                    of           March 31,     March 31,     December 31,           of            March 31,
Property Location             Apt. Units       2004           2004           2003              Subsidy*          2004
---------------------------  ----------    -------------  -----------   ------------------     --------     -------------

Winona Associates I, L.P. (1)
Winona
Winona, MO
                               -------       ------------    ------------  --------------
                                1,813        $31,238,764     $30,901,264   $   59,280,212
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

Item 14.   Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  21,125         $ 20,087
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB/A, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                         Date:    September 5, 2006
           --------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                         Date:    September 5, 2006
           --------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                   Date:   September 5, 2006
           -----------------------------                     -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                         Annual Report on Form 10-KSB/A
                        for the Year Ended March 31, 2004

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

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                                          F-6

     Notes to the Financial Statements                                                  F-7


             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified housing Tax Credits L.P. II:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Qualified Housing L.P. II (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Partnership's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Willow Creek Housing Associates, Limited, Birch Associates Limited Partnership (A Limited Partnership), Linden Housing Associates, Limited, (A Limited Partnership), Shannon Crest Apartments, L.P. as of and for the two years ended March 31, 2004. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Partnership's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.




/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                    2004              2003
                                                                                -------------    -------------
Revenue:
   Investment                                                                   $      17,704    $      49,946
   Other                                                                               12,505           33,916
                                                                                -------------    -------------
     Total Revenue                                                                     30,209           83,862
                                                                                -------------    -------------

Expenses:
   Asset management fees, affiliate  (Note 6)                                         242,213          260,107
   Provision for valuation of advances to Local
     Limited Partnerships (Note 4)                                                     26,914           15,419
   General and administrative  (includes reimbursements
     to an affiliate in the amount of $293,676 and $375,796
     in 2004 and 2003, respectively) (Note 6)                                         391,586          474,071
   Amortization                                                                         6,853           19,707
                                                                                -------------    -------------
     Total Expenses                                                                   667,566          769,304
                                                                                -------------    -------------

Loss before equity in income of Local
   Limited Partnerships and gain on sale of investments in
   Local Limited Partnerships                                                        (637,357)        (685,442)

Equity in income of Local Limited
   Partnerships (Note 4)                                                              297,693            4,587

Gain on sale of investments in Local Limited Partnerships (Note 4)                     76,910                -
                                                                                -------------    -------------

Net Loss                                                                        $    (262,754)   $    (680,855)
                                                                                =============    =============

Net Loss allocated:
   General Partners                                                             $      (2,628)   $      (6,809)
   Limited Partners                                                                  (260,126)        (674,046)
                                                                                -------------    -------------
                                                                                $    (262,754)   $    (680,855)
                                                                                =============    =============
Net Loss per Limited Partner Unit
   (60,000 Units)                                                               $       (4.34)   $      (11.23)
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003



                                                                                      2004              2003
                                                                                  -------------    -------------

Cash flows from operating activities:
   Net Loss                                                                       $    (262,754)   $    (680,855)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
     Equity in income of Local Limited Partnerships                                    (297,693)          (4,587)
     Gain on sale of investments in Local Limited Partnerships                          (76,910)               -
     Provision for valuation of advances to Local Limited Partnerships                   26,914           15,419
     Amortization                                                                         6,853           19,707
     Net (gain) loss on sales and maturities of marketable securities                     3,449           (2,486)
     Cash distributions included in net loss                                            (12,505)         (29,476)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Accounts receivable                                                              (49,910)               -
       Other assets                                                                       5,089            8,525
       Due to affiliate                                                                 (71,168)           3,957
       Accrued expenses                                                                 (10,817)            (307)
                                                                                  -------------    -------------
Net cash used for operating activities                                                 (739,452)        (670,103)
                                                                                  -------------    -------------
Cash flows from investing activities:
   Purchases of marketable securities                                                         -         (950,204)
   Proceeds from sales and maturities of marketable securities                          300,000        1,663,847
   Advances to Local Limited Partnerships                                               (26,914)         (15,419)
   Cash distributions received from Local Limited Partnerships                           66,781           49,276
   Proceeds received from sale of investments in Local Limited Partnerships              76,910                -
   Deposit on sale                                                                            -          (19,709)
                                                                                  -------------    -------------
Net cash provided by investing activities                                               416,777          727,791
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  (322,675)           57,688

Cash and cash equivalents, beginning                                                    929,411          871,723
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     606,736    $     929,411
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.       Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                  2003             2002
                                                                             -------------     -------------
Assets:
   Investment property, net                                                  $  50,302,639     $  59,923,541
   Other assets                                                                  5,350,549         6,330,429
                                                                             -------------     -------------
     Total Assets                                                            $  55,653,188     $  66,253,970
                                                                             =============     =============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $  60,689,279     $  73,098,681
   Other liabilities                                                            16,653,452        13,869,058
                                                                             -------------     -------------
     Total Liabilities                                                          77,342,731        86,967,739
                                                                             -------------     -------------

Partnership's deficiency                                                       (18,375,919)      (17,593,374)
Other partners' deficiency                                                      (3,313,624)       (3,120,395)
                                                                             -------------     -------------
     Total Partners' Deficiency                                                (21,689,543)      (20,713,769)
                                                                             -------------     -------------               -
     Total Liabilities and Partners' Deficiency                              $  55,653,188     $  66,253,970
                                                                             =============     =============               =

Summarized Income Statements - for
the years ended December 31,

Rental and other revenue                                                     $  15,313,428     $  15,720,425
                                                                             -------------     -------------

Expenses:
   Operating                                                                     9,125,165         9,570,246
   Interest                                                                      4,899,758         4,877,434
   Depreciation and amortization                                                 3,899,528         4,220,386
                                                                             -------------     -------------
     Total Expenses                                                             17,924,451        18,668,066
                                                                             -------------     -------------

Net Loss                                                                     $  (2,611,023)    $  (2,947,641)
                                                                             =============     =============

Partnership's share of Net Loss (2002 includes adjustment from prior year)   $  (2,582,008)    $  (2,954,761)
                                                                             =============     =============
Other partners' share of Net Loss                                            $     (29,015)    $     (33,071)
                                                                             =============     =============               =

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


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


8. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively, are as follows:

                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes          Differences

   Investments in Local Limited Partnerships           $    1,371,135      $  (11,806,647)     $  13,177,782
                                                       ==============      ==============      ==============
   Other assets                                        $      759,935      $    7,866,392      $  (7,106,457)
                                                       ==============      ==============      =============
   Liabilities                                         $      348,217      $      298,024      $      50,193
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