Form 10QSB
period 2006-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2006-11-14
CIK 830997

Microsoft Word 11.0.6502;








November 14, 2006





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended September 30, 2006

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


For the quarterly period ended                September 30, 2006
                                    --------------------------------------



                                                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                           Commission file number 0-17777
                                                 -------

      Boston Financial Qualified Housing Tax Credits L.P.  II
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        Delaware                                   04-3002607
--------------------------------------         -------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
----------------------------------------------  ----------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)









                                                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements


         Balance Sheet (Unaudited) - September 30, 2006                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2006 and 2005                                           2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Six Months Ended September 30,
           2006                                                                               3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2006 and 2005                                                  4


         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION


Items 1-6                                                                                    13

SIGNATURE                                                                                    14

CERTIFICATIONS                                                                               15






                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)




                                                                   BALANCE SHEET

                                                              September 30, 2006
                                                                     (Unaudited)





         Assets


Cash and cash equivalents                                                                         $       264,264
Investment securities, at fair value                                                                      695,028
Investment in Local Limited Partnership (Note 1)                                                                -
Other assets                                                                                                7,380
                                                                                                  ---------------
   Total Assets                                                                                   $       966,672
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $        63,287
Accrued expenses                                                                                           49,647
                                                                                                  ---------------
   Total Liabilities                                                                                      112,934
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    856,589
Net unrealized losses on investment securities                                                             (2,851)
                                                                                                  ---------------
   Total Partners' Equity                                                                                 853,738
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       966,672
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)

                                                        STATEMENTS OF OPERATIONS

                                    For the Three and Six Months Ended September 30, 2006 and 2005
                                                                     (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         10,461      $         22,949     $         38,066      $        41,004
   Other                                                          -                 7,442                    -               24,559
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         10,461                30,391               38,066               65,563
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          12,713                18,433               31,784               36,876
   General and administrative (includes
    reimbursements to an affiliate in the
     amounts of $25,146 and $40,988 for the
     six months ended September 30, 2006
     and 2005,
     respectively)                                           46,352                57,670              155,751              127,387
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                        59,065                76,103              187,535              164,263
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on sale of investments in Local
   Limited Partnerships                                     (48,604)              (45,712)            (149,469)            (98,700)

Equity in losses of Local Limited
   Partnerships (Note 1)                                          -                     -                    -                    -

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                             72,803                     -               79,053              585,954
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $         24,199      $        (45,712)    $        (70,416)     $       487,254
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $            269      $           (458)    $           (679)     $         4,873
   Limited Partners                                          23,930               (45,254)             (69,737)             482,381
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $         24,199      $        (45,712)    $        (70,416)     $       487,254
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (60,000) Units                             $          (0.40)     $          (0.76)    $          (1.16)     $          8.04
                                                   ================      ================     ================      ===============





The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the Six Months Ended September 30, 2006
                             (Unaudited)







                                                                     Initial           Investor             Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses            Total
                                               -------------     --------------     --------------     --------------   -----------

Balance at March 31, 2006                      $       9,216     $        5,000     $      912,789     $       (5,453)   $  921,552
                                               -------------     --------------     --------------     --------------    ----------


Comprehensive Income (Loss):
  Change in net unrealized

       losses on investment securities

       available for sale                                  -                  -                  -              2,602         2,602
  Net Loss                                              (679)                 -            (69,737)                 -      (70,416)
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Income (Loss)                             (679)                 -            (69,737)             2,602      (67,814)
                                               -------------     --------------     --------------     --------------    ----------

Balance at September 30, 2006                  $       8,537     $        5,000     $      843,052     $       (2,851)   $  853,738
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



                                            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                            (A Limited Partnership)


                                                        STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended September 30, 2006 and 2005

                                                                     (Unaudited)





                                                                                  2006             2005
                                                                              -------------   ---------------

Net cash used for operating activities                                        $     (64,353)  $     (413,538)

Net cash provided by (used for) investing activities                                222,803         (902,194)
                                                                              -------------   --------------

Net increase (decrease) in cash and cash equivalents                                158,450       (1,315,732)

Cash and cash equivalents, beginning                                                105,814        2,437,211
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $     264,264   $    1,121,479
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


The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.


1.   Investment in Local Limited Partnership


The Partnership has limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes and is government assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Partnership's interest in the Local Limited Partnership at the end of the Compliance Period at a nominal price. In the event that the Local Limited Partnership is sold to a third party, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in Local Limited Partnership at September 30, 2006:


Capital contributions paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                    $  10,937,500


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $7,333,338)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                     (124,276)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                               (927,577)


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                    ---------------


Investment in Local Limited Partnership                                                             $             -
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


The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $842,593. For the six months ended September 30, 2006, the Partnership has not recognized $842,593 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the six months ended September 30, 2006, resulting in a gain of $79,053. Also, the remaining sale proceeds of $150,000 related to a sale of an investment in Local Limited Partnership, which took place during the year ended March 31, 2006, were received on May 15, 2006.

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


The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE"). The Partnership is involved with the VIE as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of the VIE, it accounts for its investment in the Local Limited Partnership using the equity method of accounting. As a result of its involvement with the VIE, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIE ($0 at September 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnership. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.

Liquidity and Capital Resources


At September 30, 2006, the Partnership had cash and cash equivalents of $264,264 as compared to $105,814 at March 31, 2006. The increase is primarily attributable to proceeds received from the sale of investments in Local Limited Partnerships in 2006 and additional proceeds received in 2006 from the sale in 2005 of investments in Local Limited Partnerships. These increases were partially offset by cash used for operating activities.

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

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------


increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At September 30, 2006, approximately $884,000 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.


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


Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions to Limited Partners were made during the six months ended September 30, 2006. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended September 30, 2006 resulted in net income of $24,199 as compared to net loss of $45,712 for the same period in 2005. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to an increase in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended September 30, 2006 as compared to the same period in 2005.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations (continued)
--------------------------------

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2006 resulted in a net loss of $70,416 as compared to net income of $487,254 for the same period in 2005. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in other income and an increase in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the six months ended September 30, 2006 as compared to the same period in 2005. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is due to an increase in legal expenses associated with litigation in which the Partnership is currently involved; this increase is partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.


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

As of September 30, 2006, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,398 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the six months ended September 30, 2006.

The Managing General Partner will continue to closely monitor the operations of the remaining Property and will formulate a disposition strategy with respect to the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
---------------------------

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
---------------------------

certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

As previously reported, the Local General Partner of Spring Hill II and Spring Hill III, located in Casper, Wyoming, expected that the Properties' rental subsidy contracts with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages needed to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there was minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July, 2005, put agreements were entered into for the Local Limited Partnerships mentioned above with a third party. On September 15, 2005, the Partnership received $6,250 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. On April 13, 2006, effective with HUD's approval of a Modified Transfer of Physical Assets Application, the Partnership consummated the transfer of its interest in Spring Hill I, Spring Hill II and Spring Hill III. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The transfer of the Partnership's interest in all three Local Limited Partnerships will result in 2006 taxable income projected to be approximately $1,100,000, or $18 per Unit. The Compliance Period for all three Properties ended in 2003. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, Brighton Manor, located in Douglasville, Georgia, experienced operating difficulties that required advances from the Local General Partner in order to remain current on its debt service obligations. On August 22, 2006, the Property was sold, resulting in net proceeds of $72,804, or $1.21 per Unit. This transaction will result in 2006 taxable income projected to be approximately $47,000, or $0.78 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Wayne Apartments, located in Boston, Massachusetts, had been appraised in anticipation of a 2006 sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2007. Net sales proceeds, if any, as well as taxable income, are unknown at this time. Higher utility expenses were the main cause for the below breakeven status as of June 30, 2006. Occupancy was 91% as of June 30, 2006.

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


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006.

 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  November 14, 2006

                                        BOSTON FINANCIAL QUALIFIED HOUSING
                                        TAX CREDITS L.P. II



                                        By:     Arch Street, Inc.
                                                its Managing General Partner




                                        /s/Gary Mentesana
                                        Gary Mentesana
                                        President
                                        Arch Street, Inc.