Form 10QSB
period 2006-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2007-02-14
CIK 830997

Microsoft Word 11.0.6502;








February 14, 2007





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended December 31, 2006

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


For the quarterly period ended               December 31, 2006
                                       ---------------------------------------



                                                                              OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


    For the transition period from          to


                        Commission file number 0-17777
                                               -------

       Boston Financial Qualified Housing Tax Credits  L.P.  II
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                        Delaware                      04-3002607
------------------------------------------    ----------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification No.)

   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------       ------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                       ------------------------

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



                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)




                                                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements


         Balance Sheet (Unaudited) - December 31, 2006                                        1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2006 and 2005                                            2

         Statement of Changes in Partners' Equity
           (Unaudited) - For the Nine Months Ended December 31,
           2006                                                                               3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2006 and 2005                                                   4


         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

PART II - OTHER INFORMATION


Items 1-6                                                                                    13

SIGNATURE                                                                                    14

CERTIFICATIONS                                                                               15




                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)


                                                                   BALANCE SHEET

                                                               December 31, 2006
                                                                     (Unaudited)



         Assets


Cash and cash equivalents                                                                         $       365,142
Investment securities, at fair value                                                                      498,068
Investment in Local Limited Partnership (Note 1)                                                                -
Other assets                                                                                                5,497
                                                                                                  ---------------
   Total Assets                                                                                   $       868,707
                                                                                                  ===============


Liabilities and Partners' Equity



Accrued expenses                                                                                  $        19,432
                                                                                                  ---------------
   Total Liabilities                                                                                       19,432
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    850,278
Net unrealized losses on investment securities                                                             (1,003)
                                                                                                  ---------------
   Total Partners' Equity                                                                                 849,275
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       868,707
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)


                                                        STATEMENTS OF OPERATIONS

                                    For the Three and Nine Months Ended December 31, 2006 and 2005
                                                                     (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $          9,304      $         19,256     $         47,370      $        60,260
   Other                                                          -                 2,553                    -               27,112
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                          9,304                21,809               47,370               87,372
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   Asset management fees, affiliate                          12,714                18,455               44,498               55,331
   General and administrative (includes
    reimbursements to an affiliate in the
     amounts of $26,548 and $50,574 for the
     nine months ended December 31, 2006
     and 2005, respectively)                                 48,135                57,553              203,886              184,940
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                        60,849                76,008              248,384              240,271
                                                   ----------------      ----------------     ----------------      ---------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on sale of investments in Local
   Limited Partnerships                                     (51,545)              (54,199)            (201,014)           (152,899)

Equity in losses of Local Limited
   Partnerships (Note 1)                                          -                     -                    -                    -

Gain on sale of investments in Local
   Limited Partnerships (Note 1)                             45,234                     -              124,287              585,954
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $         (6,311)     $        (54,199)    $        (76,727)     $       433,055
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $            (44)     $           (542)    $           (723)     $         4,331
   Limited Partners                                          (6,267)              (53,657)             (76,004)             428,724
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $         (6,311)     $        (54,199)    $        (76,727)     $       433,055
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (60,000 Units)                             $          (0.11)     $          (0.89)    $          (1.27)     $          7.15
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


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)


                                              STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                             For the Nine Months Ended December 31, 2006
                                                        (Unaudited)







                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses            Total
                                               -------------     --------------     --------------     --------------    ----------

Balance at March 31, 2006                      $       9,216     $        5,000     $      912,789     $       (5,453)   $  921,552
                                               -------------     --------------     --------------     --------------    ----------


Comprehensive Income (Loss):
  Change in net unrealized

       losses on investment securities

       available for sale                                  -                  -                  -              4,450         4,450
  Net Loss                                              (723)                 -            (76,004)                 -      (76,727)
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Income (Loss)                             (723)                 -            (76,004)             4,450      (72,277)
                                               ------------- -   --------------     --------------     --------------    ----------

Balance at December 31, 2006                   $       8,493     $        5,000     $      836,785     $       (1,003)   $  849,275
                                               =============     ==============     ==============     ==============    ==========




The accompanying notes are an integral part of these financial statements.


                                        BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                                         (A Limited Partnership)

                                                        STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2006 and 2005

                                                                     (Unaudited)





                                                                                  2006             2005
                                                                              -------------   ---------------

Net cash used for operating activities                                        $    (208,709)  $     (179,818)

Net cash provided by (used for) investing activities                                468,037       (1,168,571)
                                                                              -------------   --------------

Net increase (decrease) in cash and cash equivalents                                259,328       (1,348,389)

Cash and cash equivalents, beginning                                                105,814        2,437,211
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $     365,142   $    1,088,822
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


The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.


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

The following is a summary of investment in Local Limited Partnership at December 31, 2006:


Capital contributions paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                    $  10,937,500


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $7,293,513)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                     (124,276)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                               (927,577)


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                    ---------------


Investment in Local Limited Partnership                                                             $             -
                                                                                                    ===============

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


1. Investments in Local Limited Partnership (continued)

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.


The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $802,768. For the nine months ended December 31, 2006, the Partnership has not recognized $802,768 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2006, resulting in a net gain of $79,053. Also, the remaining sale proceeds of $150,000 and $45,234 related to prior sales of investments in Local Limited Partnerships, which took place during the year ended March 31, 2006, were received on May 15, 2006 and December 28, 2006, respectively.

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


The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE"). The Partnership is involved with the VIE as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of the VIE, it accounts for its investment in the Local Limited Partnership using the equity method of accounting. As a result of its involvement with the VIE, the Partnership's exposure to economic and financial statement losses is limited to its investment in the VIE ($0 at December 31, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnership; equity in income or loss of the Local Limited Partnership is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


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

Liquidity and Capital Resources


At December 31, 2006, the Partnership had cash and cash equivalents of $365,142 as compared to $105,814 at March 31, 2006. The increase is primarily attributable to maturity of investment securities, proceeds received from the 2006 sale of investments in Local Limited Partnerships and additional proceeds received in 2006 from the 2005 sale of investments in Local Limited Partnerships. These increases were partially offset by cash used for operating activities.

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

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                       (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------


increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4%. At December 31, 2006, $863,210 of cash, cash equivalents and investment securities have been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $21,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Cash Distributions


No cash distributions to Limited Partners were made during the nine months ended December 31, 2006. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distributions, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended December 31, 2006 resulted in net loss of $6,311 as compared to net loss of $54,199 for the same period in 2005. The decrease in net loss is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to an increase in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended December 31, 2006 as compared to the same period in 2005.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                       (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations (continued)
--------------------------------

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2006 resulted in a net loss of $76,727 as compared to net income of $433,055 for the same period in 2005. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in other income and an increase in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the nine months ended December 31, 2006 as compared to the same period in 2005. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in general and administrative expenses is due to an increase in legal expenses associated with litigation in which the Partnership is currently involved; this increase is partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.


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

As of December 31, 2006, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,398 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the nine months ended December 31, 2006.

The Managing General Partner will continue to closely monitor the operations of the remaining Property and has begun exploring a disposition strategy with respect to the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February 2007 or March 2007.

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

As previously reported, Atlantic Terrace, located in Washington, DC, experienced high operating expenses and expenditures for capital improvements, causing the Property to operate at deficits in 2003 and 2004 that were funded by the Local General Partner. In addition, substantial additional capital improvements were necessary, the funds for which were provided by a refinancing of the Property that occurred in the fourth quarter of 2004. Since the Compliance Period ended on December 31, 2003 and there was no perceived residual value for the Partnership's interest in the Property, the Managing General Partner and the

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                       (A Limited Partnership)


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

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

As previously reported, Durham Park, located in Tigard, Oregon, had received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction will result in 2006 taxable income projected to be approximately $7,000,000, or $117 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed net proceeds from the sale to Limited Partners on March 30, 2006. On December 28, 2006, additional sales proceeds of $45,234 were received. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a 2006 sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2007. Net sales proceeds, if any, as well as taxable income, are unknown at this time. Higher utility and maintenance expenses were the main cause for the Property's below breakeven status as of September 30, 2006. Occupancy was 91% as of September 30, 2006.

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


      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006.

           BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                       (A Limited Partnership)


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  February 14, 2007

                                      BOSTON FINANCIAL QUALIFIED HOUSING
                                      TAX CREDITS L.P. II

                                      By: Arch Street, Inc.,

                                      its Managing General Partner




                                      /s/Gary Mentesana
                                      Gary Mentesana
                                      President
                                      Arch Street, Inc.