Form 10KSB
period 2007-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2007-07-16
CIK 830997

Microsoft Word 11.0.6502;


July 16, 2007



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

        Boston Financial Qualified Housing Tax Credits L. P. II
        Annual Report on Form 10-KSB for the Year Ended March 31, 2007 File Number 0-17777



Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,



/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller


QH210K-K.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        March 31, 2007

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

                        $60,000,000 as of March 31, 2007

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

       "Estimated Use of Proceeds"                                               Part III, Item 12

       "Management Compensation and Fees"                                        Part III, Item 12

       "Profits and Losses for Tax Purposes, Tax
         Credits and Cash Distributions"                                         Part III, Item 12

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-3
     Item 2       Properties                                                         K-5
     Item 3       Legal Proceedings                                                  K-7
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-7

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-7
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-8
     Item 7       Financial Statements and Supplementary Data                        K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-12
     Item 8A      Controls and Procedures                                            K-12
     Item 8B      Other Information                                                  K-12

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-12
     Item 10      Management Remuneration                                            K-13
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-13
     Item 12      Certain Relationships and Related Transactions                     K-14
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-15
     Item 14      Principal Accountant Fees and Services                             K-16

SIGNATURES                                                                           K-17


CERTIFICATIONS                                                                       K-18


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

The Partnership originally invested as a limited partner in forty limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), most of which benefit from some form of federal, state or local assistance programs and all of which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from Property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA



                                                                                                      Date
Properties owned by                                                                                 Interest
Local Limited Partnerships                                  Location                                Acquired

Ashton Place (1)                                            Waynesboro, GA                          12/01/88
Atlantic Terrace (1)                                        Washington, DC                          12/01/88
Bamberg Garden (1)                                          Bamberg, SC                             01/20/89
Brighton Manor (1)                                          Douglasville, GA                        12/29/89
Chapparal (1)                                               Midland, TX                             12/01/88
Durham Park (1)                                             Tigard, OR                              12/29/88
Eastmont Estates (1)                                        Greenburg, PA                           12/01/88
Garden Cove (1)                                             Huntsville, AL                          05/11/89
Grayton Pointe (1)                                          Macon, GA                               12/27/88
Highland Village (1)                                        Monroe, GA                              12/01/88
La Center (1)                                               La Center, KY                           03/31/89
Lamar (1)                                                   Lamar, AR                               12/01/88
Linden (1)                                                  Reno, NV                                08/01/88
McKinley Lane (1)                                           Fitzgerald, GA                          02/08/89
Meadowbrook (1)                                             Americus, GA                            10/01/88
Milo (1)                                                    Milo, ME                                12/20/89
Newport Family (1)                                          Newport, ME                             08/01/88
Nezinscott Village (1)                                      Buckfield, ME                           08/01/88
Nottingham Square (1)                                       Moore, OK                               10/01/88
Nuevo San Antonio (1)                                       Aguadilla, PR                           10/01/88
Paragould (1)                                               Paragould, AR                           12/01/88
Parkview II (1)                                             DeSoto, MO                              03/31/89
Patrick Henry (1)                                           Tulsa, OK                               12/01/88
Quail Run (1)                                               Mulberry, AR                            12/01/88
Reno Birchwood (1)                                          Reno, NV                                07/10/88
Rustic Oaks (1)                                             Blair, NE                               01/03/89
Shadow Wood (1)                                             Chickasha, OK                           12/01/88
Shannon Creste (1)                                          Union City, GA                          07/10/89
Snapfinger Creste (1)                                       Decatur, GA                             12/30/88
Spring Hill I (1)                                           Casper, WY                              10/01/88
Spring Hill II (1)                                          Casper, WY                              10/01/88
Spring Hill III (1)                                         Casper, WY                              10/01/88
Strafford Arms (1)                                          Strafford, MO                           03/31/89
Unity Family  (1)                                           Unity, ME                               08/01/88
Ward Manor (1)                                              Ward, AR                                12/01/88
Warrenton (1)                                               Warrenton, MO                           03/31/89
Wayne                                                       Boston, MA                              12/22/88
Willow Creek (1)                                            Reno, NV                                08/01/88
Willowpeg Lane (1)                                          Rincon, GA                              10/01/88
Winona (1)                                                  Winona, MO                              12/01/88


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

The remaining Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreement under which such entity is organized ("Local Limited Partnership Agreement"), the Partnership depends on the Local General Partners for the management of the Local Limited Partnership. The Local General Partners of the remaining Local Limited Partnership is identified in the Acquisition Reports, which are incorporated herein by reference.

The Property owned by the Local Limited Partnership in which the Partnership currently has invested is and will continue to be subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Property is located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow. Since the Property benefits from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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

Item 2.  Properties

The Partnership currently owns limited partnership interest in one Local Limited Partnership which owns and operates a Property that benefits from some form of federal, state or local assistance programs and of which qualifies for the Tax Credit added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in the Local Limited Partnership is 99%.

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



                                                        Capital Contributions
          Local Limited Partnership                    Total             Paid            Mtge. Loans                 Occupancy at
                Property Name          Number of     Committed at      Through           Payable at        Type of     March 31,
             Property Location        Apts Units     March 31, 2007  March 31, 2007    December 31, 2006   Subsidy *      2007

Wayne Apartments Project Limited Partnership
Wayne
Boston, MA                              349          10,937,500       10,937,500        9,273,551        Section 8        88%

                                        349         $10,937,500      $10,937,500    $  9,273,551

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnership.

Duration of leases for occupancy in the Property described above is generally six to twelve months. The Managing General Partner believes the Property described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

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

As of March 31, 2007, there were 3,219 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. A distribution of $58,549 is payable as of March 31, 2007. For the year ended March 31, 2006 a cash distribution of $5,820,000 was made.

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

Executive Level Overview

The Partnership was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships program which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and program which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of March 31, 2007, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. Four of the Local Limited Partnerships in which the Partnership had an interest were disposed of during the twelve months ended March 31, 2007.

The Managing General Partner will continue to closely monitor the operations of the remaining Property and continues to explore a disposition strategy with respect to the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

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

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of $644,916 as compared to $105,814 at March 31, 2006. The increase is primarily attributable to the maturity of investment securities, proceeds received during the year ended March 31, 2007 related to the sale of investments in Local Limited Partnerships during the year March 31, 2007 and additional proceeds received from the 2006 sale of investments in Local Limited Partnerships. These increases were partially offset by cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At March 31, 2007, $844,728 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $39,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

A cash distributions of $58,549 to General Partners is payable as of March 31, 2007. A cash distribution of $5,820,000 was made to Limited Partners in the year ended March 31, 2006. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2007 calendar year. Based on the results of 2006 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2007 resulted in net loss of $111,895 as compared to net income of $4,573,496 for the same period in 2006. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in investment income and a decrease in other income. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the year ended March 31, 2007. The decrease in investment income is due to a decrease in the average balance of funds held for investment. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

As previously reported, an affiliate of the Managing General Partner replaced the existing Local General Partner of Shannon Creste, located in Union City, Georgia, during 1996 due to operational and financial issues at the Property. Effective December 12, 2001, a replacement General Partner assumed the Local General Partner interest. As part of this transaction, the Managing General Partner reached an agreement with the replacement Local General Partner on a plan that would ultimately transfer the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The plan included provisions to minimize the risk of recapture. On March 15, 2005, the Partnership exercised its put option and transferred its interest in the Local Limited Partnership to the Local General Partner contingent on the receipt of sale proceeds, a portion of which were received on April 28, 2005. The sale of this Local Limited Partnership resulted in 2005 taxable income of $1,449,642, or $24.16 per Unit. In an effort to increase the probability of payment and minimization of the cost in collecting the remaining $200,000 of the $365,000 agreed upon sales price, the Managing General Partner, in March 2006, entered into a discounted payoff agreement of $150,000. On May 15, 2006, the Partnership received the remaining $150,000. In conjunction with this sale, the Partnership was able to recognize a deposit on sale held by the Partnership since 2001. The total net gain recognized by the Partnership as a result of this sale was approximately $536,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Durham Park, located in Tigard, Oregon, had received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction resulted in 2006 taxable income of $6,399,884, or $106.66 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed the net proceeds to Limited Partners on March 30, 2006. On December 28, 2006, additional sales proceeds of $45,233 were received. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Spring Hill II and Spring Hill III, located in Casper, Wyoming, expected that the Properties' rental subsidy contracts with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages needed to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there was minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July, 2005, put agreements were entered into for the Local Limited Partnerships mentioned above with a third party. On September 15, 2005, the Partnership received $6,250 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. On April 13, 2006, effective with HUD's approval of a Modified Transfer of Physical Assets Application, the Partnership consummated the transfer of its interest in Spring Hill I, Spring Hill II and Spring Hill III. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The transfer of the Partnership's interest in all three Local Limited Partnerships resulted in 2006 taxable income of $1,135,389, or $18.92 per Unit. The Compliance Period for all three Properties ended in 2003. The Partnership no longer has an interest in these Local Limited Partnerships.

As previously reported, Brighton Manor, located in Douglasville, Georgia, experienced operating difficulties that required advances from the Local General Partner in order to remain current on its debt service obligations. On August 22, 2006, the Property was sold, resulting in net proceeds of $72,804, or $1.21 per Unit. This transaction resulted in a 2006 taxable loss of $17,385, or $0.29 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, has initially retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2007. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property overcame higher maintenance expenses incurred earlier in the year to operate at slightly below breakeven at December 31, 2006. Occupancy was 89% as of December 31, 2006.

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2007 and 2006.

Since the Property benefits from some from of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for Tax Credits.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Partnership's principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Partnership issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007.

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

     Name                                                    Position

Gary Mentesana                                       Executive Vice President
Michael H. Gladstone                                 Principal, Member

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

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

                                                                                  Amount
      Title of                          Name and Address of                    Beneficially
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                      Paco Development, LLC                           7,257 Units             12.09%
   Partner                      P.O. Box 34729
                                N. Kansas City MO 64116

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2007 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 were charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership were paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs were fully amortized as of March 31, 2007. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and were reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2007 are as follows:

                                    2007                  2006

Asset management fees           $   46,669        $         61,688







Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 are as follows:

                                                    2007          2006

Salaries and benefits expense reimbursements   $ 30,232        $ 63,146

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2007. As of March 31, 2007, a cash distribution of $58,549 is payable to the General Partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2007 is presented in Note 5 to the Financial Statements.

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


(b)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                              2007               2006

Audit fees                                  $ 47,040           $ 40,252
Tax fees                                    $  2,400           $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Gary Mentesana                   Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Gary Mentesana                   Date:    July 16, 2007
           Gary Mentesana
           President
           Arch Street, Inc.


     By:   /s/Michael H. Gladstone             Date:   July 16, 2007
           Michael H. Gladstone
           Vice Principal
           Arch Street, Inc.







Microsoft Word 11.0.6502;

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)



                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2007

                                      Index


                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
     for the years ended March 31, 2007 and 2006                                        F-2

Financial Statements

     Balance Sheet - March 31, 2007                                                     F-3

     Statements of Operations - For the years ended
       March 31, 2007 and 2006                                                          F-4

     Statements of Changes in Partners' Equity
       For the years ended March 31, 2007 and 2006                                      F-5

     Statements of Cash Flows - For the years ended
       March 31, 2007 and 2006                                                          F-6

     Notes to the Financial Statements                                                  F-7

                        Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Tax Credits Limited Partnership II

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership II ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 2007




Assets

Cash                                                                                              $       644,916
Investment securities, at fair value (Note 3)                                                             199,812
Investment in Local Limited Partnerships (Note 4)                                                               -
Other assets                                                                                                2,533
   Total Assets                                                                                   $       847,261

Liabilities and Partners' Equity

Due to affiliate (Note 5)                                                                         $        60,720
Accrued expenses                                                                                           30,079
   Total Liabilities                                                                                       90,799

General, Initial and Investor Limited Partners' Equity                                                    756,561
Net unrealized losses in investment securities                                                                (99)
   Total Partners' Equity                                                                                 756,462
   Total Liabilities and Partners' Equity                                                         $       847,261


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2007 and 2006



                                                                                 2007                     2006
Revenue:
   Investment                                                              $         51,291         $        90,823
   Other                                                                                  -                  27,112
       Total Revenue                                                                 51,291                 117,935

Expenses:
   Asset management fees, affiliate  (Note 5)                                        46,669                  61,688
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $30,232 and
     $63,146 in 2007 and 2006, respectively)                                        240,804                 243,591
       Total Expense                                                                287,473                 305,279

Loss before equity in losses of Local Limited Partnerships
   and gain on sale of
   investments in Local Limited
   Partnerships                                                                    (236,182)               (187,344)

Equity in losses of Local Limited Partnerships (Note 4)                                   -                       -

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                            124,287               4,760,840

Net Income (Loss)                                                          $       (111,895)        $     4,573,496

Net Income (Loss) allocated:
   General Partners                                                        $         56,898         $       514,799
   Limited Partners                                                                (168,793)              4,058,697
                                                                           $       (111,895)        $     4,573,496
Net Income (Loss) per Limited Partner Unit
   (60,000 Units)                                                          $          (2.81)        $         67.64



The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2007 and 2006





                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners            Losses           Total

Balance at March 31, 2005                      $    (505,583)    $        5,000     $    2,674,092     $       -    $    2,173,509

Limited Partner Distribution                               -                  -         (5,820,000)            -        (5,820,000)

Comprehensive Income (Loss):
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -        (5,453)           (5,453)
  Net Income                                         514,799                  -          4,058,697             -         4,573,496
Comprehensive Income (Loss)                          514,799                  -          4,058,697        (5,453)        4,568,043

Balance at March 31, 2006                              9,216              5,000            912,789        (5,453)          921,552

General Partner distribution                         (58,549)                 -                  -             -           (58,549)

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                         -                  -                  -         5,354             5,354
  Net Income (Loss)                                   56,898                  -           (168,793)            -          (111,895)
Comprehensive Income (Loss)                           56,898                  -           (168,793)        5,354          (106,541)

Balance at March 31, 2007                      $       7,565     $        5,000     $      743,996     $     (99)   $      756,462


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2007 and 2006


                                                                                 2007                     2006
Cash flows from operating activities:
   Net Income (Loss)                                                       $       (111,895)        $     4,573,496
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                       -                       -
     Gain on sale of investments in Local Limited
       Partnerships                                                                (124,287)             (4,760,840)
     Accretion                                                                       (4,403)                 (7,662)
     Cash distributions included in net income                                            -                 (17,117)
     Other non-cash item                                                                  -                   1,667
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   3,751                  (5,391)
       Due to affiliate                                                              (4,186)                (12,084)
       Accrued expenses                                                              12,085                  (7,206)
Net cash used for operating activities                                             (228,935)               (235,137)

Cash flows from investing activities:
   Purchases of investment securities                                                     -              (1,587,087)
   Proceeds from sales and maturities of investment securities                      500,000                 897,574
   Cash distributions received from Local
     Limited Partnerships                                                                 -                  17,117
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                           124,287               4,760,840
   Deposit on sale                                                                   (6,250)               (214,704)
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                           150,000                (150,000)
Net cash provided by investing activities                                           768,037               3,723,740

Cash flows from financing activities:
   Limited Partner distribution                                                           -              (5,820,000)

Net cash used for financing activities                                                    -              (5,820,000)

Net increase (decrease) in cash and cash equivalents                                539,102              (2,331,397)

Cash and cash equivalents, beginning                                                105,814               2,437,211

Cash and cash equivalents, ending                                          $        644,916         $       105,814

Non cash financing activity:
   General Partner distribution                                            $        (58,549)        $             -

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3.00% (subsequently increased to 4.00%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time as it deems appropriate. At March 31, 2007, the Managing General Partner has designated $844,728 as such Reserves.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent the General Partner's capital accounts are in a deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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

Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Partnership.

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value
Debt securities issued by the US
Treasury and other US
Government Agency                         $      199,911      $            -      $          (99)    $      199,812

Investment securities
   at March 31, 2007                      $      199,911      $            -      $          (99)    $      199,812

The contractual maturities at March 31, 2007 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       199,911           $     199,812
                                                                          $       199,911           $     199,812

Proceeds from the maturities of investment securities for the year ended March 31, 2007 were approximately $500,000.

4.   Investments in Local Limited Partnerships

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes and is government assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interest in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that the Local Limited Partnership is sold to a third party, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    10,937,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,493,671)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                     (124,276)

Investments in Local Limited Partnerships before adjustments                                               (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)

Investments in Local Limited Partnerships                                                           $             -

The Partnership has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2006 and 2005 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2006                2005
Assets:
   Investment property, net                                                  $     11,748,053    $     20,021,676
   Other assets                                                                       928,998           1,472,070
     Total Assets                                                            $     12,677,051    $     21,493,746

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $      9,273,551    $     23,295,425
   Other liabilities                                                               12,039,188          12,648,403
     Total Liabilities                                                             21,312,739          35,943,828

Partnership's deficiency                                                           (8,416,852)        (12,174,653)
Other partners' deficiency                                                           (218,836)         (2,275,429)
   Total Partners' Deficiency                                                      (8,635,688)        (14,450,082)
   Total Liabilities and Partners' Deficiency                                $     12,677,051    $     21,493,746

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2006                2005

Rental and other income                                                      $      5,365,965    $      9,318,404

Expenses:
   Operating                                                                        3,636,169           6,489,762
   Interest                                                                         1,401,064           2,750,793
   Depreciation and amortization                                                    1,387,327           2,288,756
     Total Expenses                                                                 6,424,560          11,529,311

Net Loss                                                                     $     (1,058,595)   $     (2,210,907)

Partnership's share of net loss                                              $     (1,048,009)   $     (2,187,268)
Other partners' share of net loss                                            $        (10,586)   $        (23,639)

The financial information of one Local Limited Partnership is not included in the above summarized combined financial information due to the investments being sold by the Partnership during the year ended March 31, 2007. The Partnership's estimated equity in losses of this Local Limited Partnership is $82,011 for the year ended March 31, 2007.

For the years ended March 31, 2007 and 2006, the Partnership has not recognized $1,130,020 and $2,187,268, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's deficiency as reflected by the Local Limited Partnerships of $(8,416,852) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(927,577) primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the year ended March 31, 2007, resulting in a net gain of $124,287. Included in the net gain is $45,233 of additional proceeds that the Partnership received from the sale of its interest in one Local Limited Partnership which took place during the year ended March 31, 2006.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $46,669 and $61,688 for the years ended March 31, 2007 and 2006, respectively. Included in due to affiliate at March 31, 2007 is $2,171 of Asset Management Fees. During the years ended March 31, 2007 and 2006, $50,855 and $73,772, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $30,232 and $63,146, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2007 and 2006, salaries and benefits of $30,232 and $63,146, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2007, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

As of March 31, 2007, $58,549 is due to the General Partners as distributions payable.

In December 2006, Partnership cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Partnership (approximately $13,000) to the Partnership in July 2007.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                 NOTES TO THE FINANCIAL STATEMENTS (continued)



6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income
(loss) for the fiscal years ended March 31, 2007 and 2006 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                  2006

Net Income (Loss) per financial statements                                     $     (111,895)        $   4,573,496

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                  408,357               592,256

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,130,020)           (2,187,268)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                           724               (45,772)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (52,226)             (743,057)

Gain on sale of investments in Local Limited Partnerships recognized
   for tax purposes in excess of gain recognized for financial                      7,343,601             4,801,477
   reporting purposes

Cash distributions included in net income for financial reporting purposes                  -               (27,112)

Net Income per tax return                                                      $    6,458,541         $   6,964,020

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively, are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $            -     $   (4,929,530)     $   (4,929,530)
Other assets                                                $      847,261     $    7,947,916      $   (7,100,655)
Liabilities                                                 $       90,799     $       77,981      $       12,818


              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,501,000 greater than for financial reporting purposes, including approximately $7,494,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $41,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $470,000 greater than for financial reporting purposes; (iv) organizational and offering costs of approximately $7,078,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.