Form 10QSB
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2007-08-14
CIK 830997

August 14     , 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended June 30, 2007
        File Number 0-17777



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

For the quarterly period ended  June 30, 2007
 ------------------------------------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For  the transition period from  _______________    to_______________


                         Commission file number 0-17777

 Boston Financial Qualified Housing Tax Credits L.P.
--------------------------------------------------------------------------- ---

II
            (Exact name of registrant as specified in its charter)

         Delaware                              04-3002607
-----------------------------------     -------------------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------    ---------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)









                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2007                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2007 and 2006                                                2

         Statement of Changes in Partners' Equity (Unaudited) - For
           the Three Months Ended June 30, 2007                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2007 and 2006                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Controls and Procedures                                                              12

PART II - OTHER INFORMATION

Items 1-6                                                                                     13

SIGNATURE                                                                                     14

CERTIFICATIONS                                                                                15


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)








                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       759,399
Investment in Local Limited Partnerships (Note 1)                                                               -
                                                                                                  ---------------
   Total Assets                                                                                   $       759,399
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $         4,928
Accrued expenses                                                                                           26,164
                                                                                                  ---------------
   Total Liabilities                                                                                       31,092
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    728,307
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       759,399
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                                                                   2007                   2006
                                                                         ------------------          ---------
Revenue:
   Investment                                                            $            1,069      $           27,605
                                                                         -------------------     ------------------

Expenses:
   Asset management fees, affiliate                                                   2,172                  19,071
   General and administrative (includes reimbursements
     to an affiliate in the amount of $4,762 and
     $12,573 in 2007 and 2006, respectively)                                         27,151                 109,399
                                                                         ------------------      ------------------
       Total Expenses                                                                29,323                 128,470
                                                                         ------------------      ------------------

Loss before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships                    (28,254)               (100,865)

Equity in losses of Local Limited Partnership (Note 1)                                    -                        -

Gain on sale of investments in Local Limited Partnerships                                 -                   6,250
                                                                         ------------------      ------------------

Net Loss                                                                 $          (28,254)     $          (94,615)
                                                                         ==================       ==================

Net Loss allocated:
   General Partners                                                      $             (282)     $             (948)
   Limited Partners                                                                 (27,972)                (93,667)
                                                                         ------------------       ------------------
                                                                         $          (28,254)     $          (94,615)
                                                                         ==================       ==================
Net Loss per Limited Partner Unit
   (60,000 Units)                                                        $            (0.47)     $            (1.56)
                                                                         ==================       ==================






    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P
                             (A Limited Partnership)

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                 (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses            Total

Balance at March 31, 2007                      $       7,565     $        5,000     $      743,996     $        (99)      $ 756,462
                                               -------------     --------------     --------------     -------------- -------------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -               99            99
  Net Loss                                              (282)                 -            (27,972)               -        (28,254)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Income (Loss)                             (282)                 -            (27,972)              99        (28,155)
                                               -------------     --------------     --------------     -------------   ------------

Balance at June 30, 2007                       $       7,283     $        5,000     $      716,024     $          -      $  728,307
                                               =============     ==============     ==============     ============= ==============




    The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                             STATEMENTS OF CASH FLOWS
                 For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)




                                                                                  2007               2006
                                                                              -------------      --------

Net cash used for operating activities                                        $     (85,517)     $      (5,728)

Net cash provided by investing activities                                           200,000             150,000
                                                                              -------------       -------------

Net increase in cash and cash equivalents                                           114,483             144,272

Cash and cash equivalents, beginning                                                644,916             105,814
                                                                              -------------       -------------

Cash and cash equivalents, ending                                             $     759,399      $      250,086
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes and is government assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnerships may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnership is sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    10,937,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,715,203)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                     (124,276)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                               (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                          40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $              -
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

The Partnership's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $221,532. For the three months ended June 30, 2007, the Partnership has not recognized $221,532 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investment in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of $759,399 as compared to $644,916 at March 31, 2007. The increase is primarily attributable to the maturity of investment securities. This increase is partially offset by cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At June 30, 2007, $759,399 has been designated as Reserves.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2007. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2007 calendar year. Based on the results of 2006 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2007 resulted in net loss of $28,254 as compared to net loss of $94,615 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses. This decrease is partially offset by a decrease in gain on sale of investments in Local Limited Partnerships and a decrease in investment income. The decrease in general and administrative expenses is due to decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease in investment income is due to a decrease in the average balance of funds held for investment.

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

As of June 30, 2007, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the three months ended June 30, 2007.

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

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2008. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property continued to operate at slightly below breakeven through the three month period ending March 31, 2007. Occupancy was 88% as of March 31, 2007.
              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)
                             Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Partnership's internal control over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2007.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)

                                 SIGNATURE
                                _____________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14   , 2007      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


                               By:   Arch Street, Inc.,
                                     its Managing General Partner


                                    /s/Gary Mentesana
                                    Gary Mentesana
                                    President
                                    Arch Street, Inc.