Form 10QSB
period 2007-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2007-11-14
CIK 830997

November 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549

Re:     Boston Financial Qualified Housing Tax Credits L. P. II
        Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-17777



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

For the quarterly period ended September 30, 2007
-----------------------------------------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______  to__________


                         Commission file number 0-17777

  Boston Financial Qualified Housing Tax Credits L.P.
----------------------------------------------------------------------------
II
            (Exact name of registrant as specified in its charter)

                        Delaware                           04-3002607
---------------- -------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------- -------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)









                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2007                      1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2007 and 2006                          2

         Statement of Changes in Partners' Equity (Unaudited) - For
           the Six Months Ended September 30, 2007                           3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2007 and 2006                                 4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7

Item 3.  Controls and Procedures                                            12

PART II - OTHER INFORMATION

Items 1-6                                                                   13

SIGNATURE                                                                   14

CERTIFICATIONS                                                              15

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




                                  BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       819,290
Investment in Local Limited Partnerships (Note 1)                                                               -
                                                                                                  ---------------
   Total Assets                                                                                   $       819,290
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $        38,522
Accrued expenses                                                                                           20,557
                                                                                                  ---------------
   Total Liabilities                                                                                       59,079
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    760,211
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       819,290
                                                                                                  ===============


  The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,        September 30,
                                                         2007                   2006                2007                  2006
                                                   ----------------       ----------------    ----------------      ----------
Revenue
   Investment                                      $         22,688       $         10,461    $         23,757      $        38,066
   Other                                                     42,301                      -              42,301                    -
                                                   ----------------       ----------------    ----------------     ----------------
       Total Revenue                                         64,989                 10,461              66,058               38,066
                                                   ----------------       ----------------    ----------------     ----------------

Expenses:
   Asset management fees, affiliate                           2,172                 12,713               4,344               31,784
   General and administrative (includes reimbursements to an affiliate in the amounts of $8,914 and $25,146 for the six months ended September 30, 2007 and 2006,

     respectively)                                           30,913                 46,352              58,064              155,751
                                                   ----------------       ----------------    ----------------     ----------------
       Total Expenses                                        33,085                 59,065              62,408              187,535
                                                   ----------------       ----------------    ----------------     ----------------


Income (Loss) before equity in losses of Local Limited Partnerships and gain on sale of investments in Local

   Limited Partnerships                                      31,904                (48,604)              3,650            (149,469)


Equity in losses of Local Limited
   Partnerships (Note 1)                                          -                      -                   -                    -

Gain on sale of investments in Local
   Limited Partnerships                                           -                 72,803                   -               79,053
                                                   ----------------       ----------------    ----------------     ----------------


Net Income (Loss)                                  $         31,904       $         24,199    $          3,650      $      (70,416)
                                                   ================       ================    ================     ================


Net Income (Loss) allocated:

   General Partners                                $            249       $            269    $            (33)     $         (679)
   Limited Partners                                          31,655                 23,930               3,683             (69,737)
                                                   ----------------       ----------------    ----------------     ----------------
                                                   $         31,904       $         24,199    $          3,650      $      (70,416)
                                                   ================       ================    ================     ================


Net Income (Loss) Per Limited Partner

   Unit (60,000) Units                             $            0.53      $         (0.40)    $            0.06     $        (1.16)
                                                   =================      ===============     =================    ================







    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                            (A Limited Partnership)

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2007
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2007                      $       7,565     $        5,000     $      743,996     $          (99)   $  756,462
                                               -------------     --------------     --------------     --------------  ------------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -                 99            99
  Net Income (Loss)                                      (33)                 -              3,683                  -         3,650
                                               -------------     --------------     --------------     --------------    ----------
Comprehensive Income (Loss)                              (33)                 -              3,683                 99         3,749
                                               -------------     --------------     --------------     --------------    ----------

Balance at September 30, 2007                  $       7,532     $        5,000     $      747,679     $            -    $  760,211
                                               =============     ==============     ==============     ==============    ==========





    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)




                                                                                  2007                2006
                                                                              -------------       --------

Net cash used for operating activities                                        $     (25,626)     $(64,353)

Net cash provided by investing activities                                           200,000        222,803
                                                                              -------------  -------------

Net increase in cash and cash equivalents                                           174,374        158,450

Cash and cash equivalents, beginning                                                644,916        105,814
                                                                              -------------  -------------

Cash and cash equivalents, ending                                             $     819,290      $ 264,264
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


The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of June 30, 2007 and 2006.


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

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    10,937,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,877,445)                                                                  (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                    (124,276)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                               (446,263)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                           (40,610)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Partnership has recorded a valuation allowance for its investment in the Local Limited Partnership in order to appropriately reflect the estimated net realizable value of the investment.

The Partnership's share of the net loss of the Local Limited Partnership for the six months ended September 30, 2007 is $383,774. For the six months ended September 30, 2007, the Partnership has not recognized $383,774 of equity in loss relating to the Local Limited Partnership's cumulative equity in losses and cumulative distributions exceeding its total investment in the Local Limited Partnership.

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

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of $819,290 as compared to $644,916 at March 31, 2007. The increase is primarily attributable to the maturity of investment securities. This increase is partially offset by cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At September 30, 2007, $819,290 has been designated as Reserves.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2007. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2007 calendar year. Based on the results of 2006 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

Three Month Period


The Partnership's results of operations for the six months ended September 30, 2007 resulted in net income of $31,904 as compared to net income of $24,199 for the same period in 2006. The slight increase in net income is primarily attributable to an increase in other revenue, an increase in investment revenue and a decrease in general and administrative expenses. This increase is partially offset by a decrease in gain on sale of investments in Local Limited Partnerships. The increase in other revenue is primarily attributable to an increase in cash received from previously disposed Local Limited Partnerships. The Partnership had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Partnership had lost while its cash was invested in below-market interest bearing accounts. The decrease in general and administrative expenses is due to decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership, as well as a decrease in legal expenses associated with litigation in which the Partnership was involved. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the six months ended September 30, 2007 as compared to the same period in 2006.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period


The Partnership's results of operations for the six months ended September 30, 2007 resulted in a net income of $3,650 as compared to a net loss of $70,416 for the same period in 2006. The increase in net income is primarily attributable to an increase in other revenue and a decrease in general and administrive expenses. This increase is partially offset by a decrease in gain on sale of investments in Local Limited Partnerships. The increase in other revenue is primarily attributable to an increase in cash received from previously disposed Local Limited Partnerships. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the six months ended September 30, 2007 as compared to the same period in 2006.


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

As of September 30, 2007, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the six months ended September 30, 2007.

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

As previously reported, Durham Park, located in Tigard, Oregon, and received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction resulted in 2006 taxable income of $6,399,884, or $106.66 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed the net proceeds to Limited Partners on March 30, 2006. On December 28, 2006, additional sales proceeds of $45,233 were received. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Spring Hill II and Spring Hill III, located in Casper, Wyoming, and expected that the Properties' rental subsidy contracts with the U.S. Department of Housing and Urban Development ("HUD") would be revised with lower rental subsidies. The Properties' mortgages needed to be restructured in accordance with the diminished cash flow resulting from the lower subsidy payments. On the advice of legal counsel to the Local General Partner, the loan payments due January 1 and February 1, 2005 were not made, as the revised subsidy contract had not been provided by HUD. Therefore, the Properties were forced into a technical default of their mortgage agreements and Regulatory Agreements in January 2005. Since the Compliance Period for both Properties expired on December 31, 2003, there was minimal risk to the Partnership as a result of these technical defaults. The Managing General Partner and the Local General Partner began discussions on a strategy for the Partnership to dispose of its interest in these two Local Limited Partnerships as well as Spring Hill I, which is also located in Casper, Wyoming and which has the same Local General Partner but was not in technical default as of June 30, 2005. Effective July, 2005, put agreements were entered into for the Local Limited Partnerships mentioned above with a third party. On September 15, 2005, the Partnership received $6,250 in exchange for the sale of a Contingent Note that was created in conjunction with the put option entered into with the previously mentioned unaffiliated third party. On April 13, 2006, effective with HUD's approval of a Modified Transfer of Physical Assets Application, the Partnership consummated the transfer of its interest in Spring Hill I, Spring Hill II and Spring Hill III. Based on the operating performance of the Properties, the Managing General Partner determined that there was very little value above debt in the Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from these sales in Reserves. The transfer of the Partnership's interest in all three Local Limited Partnerships resulted in 2006 taxable income of $1,135,389, or $18.92 per Unit. The Compliance Period for all three Properties ended in 2003. The Partnership no longer has an interest in these Local Limited Partnerships.

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

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in late 2007 or early 2008. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property operated at above breakeven for the six month period ending June 30, 2007. Occupancy was 88% as of June 30, 2007.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

o  the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

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

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                                (A Limited Partnership
                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2007      BOSTON FINANCIAL QUALIFIED HOUSING
                               TAX CREDITS L.P. II


                               By:   Arch Street, Inc.,
                                     its Managing General Partner


                                    /s/Gary Mentesana
                                       Gary Mentesana
                                       President
                                       Arch Street, Inc.