Form 10QSB
period 2007-12-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2008-02-14
CIK 830997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2007
     ----------------------------------------------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from to


Commission file number 0-17777

        Boston Financial Qualified Housing Tax Credits L.P. II
------------------------------------------------------------------------------
II
         (Exact name of registrant as specified in its charter)

        Delaware                                         04-3002607
------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)


   101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------   ----------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                 -------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                  Yes No X .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)









                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1. Financial Statements

        Balance Sheet (Unaudited) - December 31, 2007                       1

        Statements of Operations (Unaudited) - For the Three and Nine
          Months Ended December 31, 2007 and 2006                           2

        Statement of Changes in Partners' Equity (Unaudited) - For
          the Nine Months Ended December 31, 2007                           3

        Statements of Cash Flows (Unaudited) - For the Nine Months
          Ended December 31, 2007 and 2006                                  4

        Notes to the Financial Statements (Unaudited)                       5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 7

Item 3A(T).   Controls and Procedures                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                  13

SIGNATURE                                                                  14

CERTIFICATIONS                                                             15

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)






                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       793,193
Investment in Local Limited Partnerships (Note 1)                                                               -
                                                                                                  ---------------
   Total Assets                                                                                   $       793,193
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        15,006
Accrued expenses                                                                                           27,180
                                                                                                  ---------------
   Total Liabilities                                                                                       42,186
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                    751,007
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       793,193
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)










                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2007                   2006                2007                  2006
                                                   ----------------       ----------------    ----------------      ----------
Revenue
   Investment                                      $          6,573       $          9,304    $         30,330      $        47,370
   Other                                                          -                      -              42,301                    -
                                                   ----------------       ----------------    ----------------     ----------------
       Total Revenue                                          6,573                  9,304              72,631               47,370
                                                   ----------------       ----------------    ----------------     ----------------

Expenses:
   Asset management fees, affiliate                           2,172                 12,714               6,516               44,498
   General and administrative (includes
   reimbursements to an affiliate in the
   amounts of $10,375 and $26,548 for the
   nine months ended December 31, 2007
   and 2006, respectively)                                   13,605                 48,135              71,669              203,886
                                                   ----------------       ----------------    ----------------     ----------------
       Total Expenses                                        15,777                 60,849              78,185              248,384
                                                   ----------------       ----------------    ----------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on sale of investments in Local
   Limited Partnerships                                      (9,204)               (51,545)             (5,554)           (201,014)

Equity in losses of Local Limited
   Partnerships (Note 1)                                          -                      -                   -                    -

Gain on sale of investments in Local
   Limited Partnerships                                           -                 45,234                   -              124,287
                                                   ----------------       ----------------    ----------------     ----------------

Net Loss                                           $         (9,204)      $         (6,311)   $         (5,554)     $      (76,727)
                                                   ================       ================     ================    ================

Net Loss allocated:
   General Partners                                $            (22)      $            (44)   $            (55)     $         (723)
   Limited Partners                                          (9,182)                (6,267)             (5,499)            (76,004)
                                                   ----------------        ----------------    ----------------    ----------------
                                                   $         (9,204)      $         (6,311)   $         (5,554)     $      (76,727)
                                                   ================        ================    ================    ================

Net Loss Per Limited Partner
   Unit (60,000) Units                             $          (0.15)      $         (0.11)    $          (0.09)     $        (1.27)
                                                   ================       ===============      ================     ===============





The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)

                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                       For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2007                      $       7,565     $        5,000     $      743,996     $          (99)   $  756,462
                                               -------------     --------------     --------------     ----------------------------

Comprehensive Income (Loss):
  Change in net unrealized
   losses on investment securities
   available for sale                                      -                  -                  -                 99            99
  Net Loss                                               (55)                 -             (5,499)                 -       (5,554)
                                               -------------     --------------     --------------     --------------   -----------
Comprehensive Income (Loss)                              (55)                 -             (5,499)                99       (5,455)
                                               -------------     --------------     --------------     --------------    ----------

Balance at December 31, 2007                   $       7,510     $        5,000     $      738,497     $            -    $  751,007
                                               =============     ==============     ==============     ==============    ==========


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                              (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)




                                                                                  2007               2006
                                                                              -------------      --------

Net cash used for operating activities                                        $     (51,723)     $    (208,709)

Net cash provided by investing activities                                           200,000            468,037
                                                                              -------------      -------------

Net increase in cash and cash equivalents                                           148,277            259,328

Cash and cash equivalents, beginning                                                644,916            105,814
                                                                              -------------      -------------

Cash and cash equivalents, ending                                             $     793,193      $     365,142
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnership that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Partnership currently owns a limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes and is government assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partner to purchase or sell the Partnership's interests in the Local Limited Partnership at the end of the Compliance Period at nominal prices. In the event that the Local Limited Partnership is sold to a third party, or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.


The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    10,937,500

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,869,625)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnerships                                     (124,276)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                               (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                         40,610

Valuation allowance on investments in Local Limited Partnerships                                            (40,610)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $             -
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

The Partnership's share of the net loss of the Local Limited Partnership for the nine months ended December 31, 2007 is $375,954. For the nine months ended December 31, 2007, the Partnership has not recognized $375,954 of equity in loss relating to the Local Limited Partnership's cumulative equity in losses and cumulative distributions exceeding its total investment in the Local Limited Partnership.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions and current expectations, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

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

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of $793,193 as compared to $644,916 at March 31, 2007. The increase is primarily attributable to the maturity of investment securities. This increase is partially offset by cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At December 31, 2007, $793,193 has been designated as Reserves.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2007, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2007. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of its outcome on distributions to Limited Partners. It is not expected that future cash available for distribution, if any, will be significant during the 2008 calendar year. Based on the results of 2007 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2007 resulted in net loss of $9,204 as compared to net loss of $6,311 for the same period in 2006. The slight increase in net loss is primarily attributable to a decrease in investment revenue and is partially offset by a decrease in general and administrative expenses and a decrease in gain on sale of investments in Local Limited Partnerships. The Partnership had a decrease in investment revenue during the period ended December 31, 2007 due to a decrease in the average balance of funds held for investment. The decrease in general and administrative expenses is due to decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership, as well as a decrease in legal expenses associated with litigation in which the Partnership was involved. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the three months ended December 31, 2007 as compared to the same period in 2006.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2007 resulted in a net loss of $5,554 as compared to a net loss of $76,727 for the same period in 2006. The decrease in net loss is primarily attributable to an increase in other revenue and a decrease in general and administrive expenses. These decreases are partially offset by a decrease in gain on sale of investments in Local Limited Partnerships. The increase in other revenue is primarily attributable to an increase in cash received from previously disposed Local Limited Partnerships. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the nine months ended December 31, 2007 as compared to the same period in 2006.

Portfolio Update

The Partnership was formed on March 10, 1988 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and which qualify for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Arch Street, Inc., which serves as the Managing General Partner, and Arch Street Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA. The fiscal year of the Partnership ends on March 31.

As of December 31, 2007, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the nine months ended December 31, 2007.

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

As previously reported, Durham Park, located in Tigard, Oregon, received several offers for a sale of the Property. On January 23, 2006, the Property was sold. This sale resulted in net proceeds of $4,224,885, or $70.41 per Unit. This transaction resulted in 2006 taxable income of $6,399,884, or $106.66 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, distributed the net proceeds to Limited Partners on March 30, 2006. On December 28, 2006, additional sales proceeds of $45,233 were received. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2008. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property operated at above breakeven for the nine month period ending September 30, 2007. Occupancy was 93% as of September 30, 2007.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES




Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Partnership's management, the Partnership's principal executive officer and principal financial officer conducted an evaluation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits


              Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008                   BOSTON FINANCIAL QUALIFIED HOUSING
                                            TAX CREDITS L.P. II


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