Form 10QSB/A
period 2007-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2008-03-03
CIK 830997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
                              ------ ---------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from----- to------------


                   Commission file number 0-17777

  Boston Financial Qualified Housing Tax Credits L.P. II
----------------------------------------------------------------------------
II
         (Exact name of registrant as specified in its charter)

          Delaware                                     04-3002607
-------------------------                       ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------       --------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                                EXPLANATORY NOTE


This Amendment No. 1 to Form 10-QSB amends the Partnership's report on Form 10-QSB filed with the U.S. Securities and Exchange Commission for the period ended June 30, 2007. The purpose of this Amendment No. 1 to Form 10-QSB is only to amend the disclosure contained in Item 3. With the exception of this revision, no other changes have been made to our Form 10-QSB for the period ended June 30, 2007.

                             CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 200, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.


A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following weaknesses in the Partnership's disclosure controls that existed as of June 30, 2007:

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

The Partnership considered these matters in connection with the closing and preparation of the financial statements for the period ended June 30, 2007, and determined that the financial statements for this period were not materially affected by these control weaknesses.

(b) Changes in Internal Control over Financial Reporting.

During the first and second quarters of fiscal year 2008, the Partnership completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

  o As part of the remediation plan, management initiated changes in processes and controls including:
          o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts in the quarter ended June 30, 2007;
          o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements in the quarter ended June 30, 2007;
          o the refund of lost interest in August, 2007; and
          o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management in August, 2007.

Controls over Recording Equity in Income/Losses

           o Beginning in the quarter ended September 30, 2007, management will perform a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that affected, or were reasonably likely to affect, the Partnership's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 6. Exhibits.


          31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
          31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
          32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed with Form 10-QSB for the period ended June 30, 2007.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 29, 2008            BOSTON FINANCIAL QUALIFIED HOUSING
                                     TAX CREDITS L.P. II


                                         By:   Arch Street, Inc.,
                                               its Managing General Partner


                                           /s/Gary Mentesana
                                              Gary Mentesana
                                              President
                                              Arch Street, Inc.

                                  EXHIBIT 31.1

I, Gary Mentesana, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Boston Financial Qualified Housing Tax Credits L.P. II;

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

3. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

4. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalents functions):

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


Date:    February 29, 2008
                                                            -

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

                                  EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Tax Credits L.P. II (the "Partnership") on Form 10-QSB/A for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer and Principal Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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