Form 10KSB
period 2008-03-31
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2008-06-30
CIK 830997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        March 31, 2008
                         -----------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from    _____to______


                       Commission file number 0-17777

      Boston  Financial Qualified Housing  Tax  Credits   L.P. II
----------------------------------------------------------------------
-
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

                   UNITS OF LIMITED PARTNERSHIP INTEREST
                          Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes  No X .

State issuer's revenues for its most recent fiscal year:  $76,699.

State the aggregate sales price of partnership units held by nonaffiliates of the registrant: $60,000,000 as of March 31, 2008.

                                                                   Part of Report on Form 10-KSB into Which the
Documents incorporated by reference                                          Document is Incorporated
------------------------------------------------------------ ---------------------------------------------------------
Post-Effective Amendment No. 1 to the                                             Part I, Item 1
 Form S-11 Registration Statement,
dated
 November 8, 1988, File # 33-20719

Reports on Form 8-K filed on January 20, 1989,  June 21,                          Part I, Item 1
1990. November 20, 1990 and December 7, 1990

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

    "Estimated Use of Proceeds"                                                   Part III, Item 12

     "Management Compensation and Fees"                                           Part III, Item 12

    "Profits and Losses for Tax Purposes, Tax                                     Part III, Item 12
         Credits and Cash Distributions"


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008

                                TABLE OF CONTENTS


                                                                                  Page No.
PART I

     Item 1       Business                                                           K-4
     Item 2       Properties                                                         K-6
     Item 3       Legal Proceedings                                                  K-8
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                                   K-8

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                                    K-8
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      K-8
     Item 7       Financial Statements and Supplementary Data                        K-12
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             K-12
     Item 8A      Controls and Procedures                                            K-12
     Item 8B      Other Information                                                  K-13

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                                  K-13
     Item 10      Management Remuneration                                            K-14
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                              K-14
     Item 12      Certain Relationships and Related Transactions                     K-14
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                K-16
     Item 14      Principal Accountant Fees and Services                             K-16


SIGNATURES                                                                           K-17
----------


CERTIFICATIONS                                                                       K-18
--------------

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



                                                        Capital Contributions
  Local Limited Partnership                       Total          Paid            Mtge. Loans                       Occupancy at
  Property Name                   Number of    Committed at     Through          Payable at         Type of            March 31,
  Property Location             Apts Units    March 31, 2008   March 31, 2008   December 31, 2007   Subsidy *           2008
    ---------------------    ---------------  --------------  --------------  ----------------    -----------------  -------------

Wayne Apartments Project
Limited Partnership
Wayne Boston, MA                  349          10,937,500      10,937,500          8,536,077        Section 8             94%

                                -------      -----------       ------------
                                  349         $10,937,500      $10,937,500        $8,536,077
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

As of March 31, 2008, there were 3,214 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. For the year ended March 31, 2008 no cash distribution was made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

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

As of March 31, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the twelve months ended March 31, 2008.

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

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition.
Included in the residual receipts calcualtion is current net operating income capitalized at the reginal rate specific to each Local Limited Partnership. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of $785,049 as compared to $644,916 at March 31, 2007. The increase is primarily attributable to the maturity of investment securities. This increase is partially offset by cash used for operating activities.

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At March 31, 2008, $785,049 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $99,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distribution was made during the year ended March 31, 2008. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next twelve months. The disposition may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of its outcome on distributions. It is not expected that future cash available for distribution, if any, will be significant during the 2008 calendar year. Based on the results of 2007 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2008 resulted in net loss of $30,448 as compared to net loss of $111,895 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in other revenue and a decrease in general and administrate expenses. These decreases are partially offset by a decrease in gain on sale of investments in Local Limited Partnerships. The increase in other revenue is primarily attributable to an increase in cash received from previously disposed Local Limited Partnerships. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decrease in gain on sale of investments in Local Limited Partnerships is due to a decrease in proceeds received from the sale of investments in Local Limited Partnerships during the year ended March 31, 2008.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1991. The credits have ended as all Properties have reached the end of the ten year credit period.

Property Discussions

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2008. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property operated at above breakeven for the twelve month period ending March 31, 2008. Occupancy was 94% as of March 31, 2008.

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

Inflation and Other Economic Factors

Inflation had no material impact on the operating or financial condition of the Partnership for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and F inancial Disclosure
-----------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Partnership's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Partnership's internal control over financial reporting was effective.

Item 8B.  Other Information

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

     Name                                                    Position

Greg Judge                                           Executive Vice President
Michael H. Gladstone                                 Principal, Member

The other General Partner of the Partnership is Arch Street Limited Partnership a Massachusetts limited partnership ("Arch Street L.P.") that was organized in August 1988. The General Partner of Arch Street L.P. is Arch Street, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:

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

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2008 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $7,056,416 were charged directly to Limited Partners' equity. In connection therewith, $4,781,240 of selling expenses and $2,275,176 of offering expenses incurred on behalf of the Partnership were paid to an affiliate of the General Partner. The Partnership also capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs were fully amortized as of March 31, 2008. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses included such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,800,000 for the closing of the Partnership's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $761,180 were incurred and were reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Partnership. The affiliate receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2008 are as follows:

                                                 2008                  2007
                                             --------------        ----------

Asset management fees                          $  8,688             $ 46,669

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefit expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 are as follows:

                                                   2008                  2007
                                              --------------        ----------

Salaries and benefits expense reimbursements     $ 13,078             $ 30,232

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Arch Street, Inc. and Arch Street L.P., receive 1% of cash distributions paid to partners. No cash distributions have been paid to the General Partners during the two years ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2008 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                   2008                  2007
                                                                             --------------          ----------

Audit fees                                                                   $       42,645        $       47,040
Tax fees                                                                     $        2,500        $        2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

     By:   Arch Street, Inc.
           its Managing General Partner



     By:   /s/Greg Judge                               Date:    June 30, 2008
           ------------------------------                      ------------
           Greg Judge
           President
           Arch Street, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Greg Judge                              Date:    June 30, 2008
           ------------------------------                     -------------
           Greg Judge
           President
           Arch Street, Inc.


     By:   /s/Michael H. Gladstone                   Date:   June 30, 2008
           -----------------------------                      -------------
           Michael H. Gladstone
           Vice Principal
           Arch Street, Inc.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS, L.P. II
                             (A Limited Partnership)


                          Annual Report on Form 10-KSB
                        for the Year Ended March 31, 2008

                                      Index


                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
     for the year ended March 31, 2008                                                  F-2

Report of Independent Registered Public Accounting Firm
     for the year ended March 31, 2007                                                  F-3

Financial Statements

     Balance Sheet - March 31, 2008                                                     F-4

     Statements of Operations - For the years ended
       March 31, 2008 and 2007                                                          F-5

     Statements of Changes in Partners' Equity
       For the years ended March 31, 2008 and 2007                                      F-6

     Statements of Cash Flows - For the years ended
       March 31, 2008 and 2007                                                          F-7

     Notes to the Financial Statements                                                  F-8

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of Boston Financial Qualified Housing Tax Credits L.P. II

         We have audited the accompanying balance sheet of Boston Financial Qualified Housing Tax Credits L.P. II, as of March 31, 2008, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits L.P. II as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Bethesda, Maryland
June 30, 2008

 Report of Independent Registered Public Accounting Firm



To the Partners of Boston Financial Qualified Housing Tax Credits Limited Partnership II

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Tax Credits Limited Partnership II ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                                  BALANCE SHEET
                                 March 31, 2008



         Assets

Cash and cash equivalents                                                                         $       785,049
Investment in Local Limited Partnership (Note 3)                                                                -
                                                                                                  ---------------
   Total Assets                                                                                   $       785,049
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                         $        39,632
Accrued expenses                                                                                           19,304
                                                                                                  ---------------
   Total Liabilities                                                                                       58,936


General, Initial and Investor Limited Partners' Equity                                                    726,113
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       785,049
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                     2007
                                                                           ----------------         ----------
         Revenue:
   Investment                                                              $         34,398        $         51,291
   Other                                                                             42,301                       -
                                                                                ------------                -------
       Total Revenue                                                                 76,699                  51,291
                                                                           ----------------        ----------------

Expenses:
   Asset management fees, affiliate  (Note 4)                                         8,688                  46,669
   General and administrative (includes reimbursements
     to an affiliate in the amount of  $13,078 and
     $30,232  in 2008 and 2007, respectively)                                        98,459                 240,804
                                                                           ----------------        ----------------
       Total Expense                                                                107,147                 287,473
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investments in Local Limited
Partnerships                                                                        (30,448)              (236,182)

Equity in losses of Local Limited Partnerships (Note 3)                                   -                       -

Gain on sale of investments in Local Limited
   Partnerships (Note 3)                                                                  -                 124,287
                                                                           ----------------        ----------------

Net Loss                                                                   $        (30,448)       $       (111,895)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $           (304)       $         56,898
   Limited Partners                                                                 (30,144)               (168,793)
                                                                           ----------------        ----------------
                                                                           $        (30,448)       $       (111,895)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (60,000 Units)                                                          $          (0.50)       $          (2.81)
                                                                           ================        ================




    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2008 and 2007





                                                                   Initial           Investor            Net
                                                 General           Limited           Limited          Unrealized
                                                Partners           Partners          Partners          Losses             Total

Balance at March 31, 2006                      $       9,216     $        5,000     $      912,789     $       (5,453)   $ 921,552
                                               -------------     --------------     --------------     --------------     --------

Cash distribution                                    (58,549)                 -                  -                  -     (58,549)
                                               -------------     --------------     --------------     -------------- -------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                         -                  -                  -              5,354       5,354
  Net Income (Loss)                                   56,898                  -           (168,793)                 -    (111,895)
                                               -------------     --------------     --------------     -------------- -------------
Comprehensive Income (Loss)                           56,898                  -           (168,793)             5,354     (106,541)
                                               -------------     --------------     --------------     -------------- ------------

Balance at March 31, 2007                              7,565              5,000            743,996                (99)      756,462
                                               -------------     --------------     --------------     --------------  ------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                         -                  -                  -                 99          99
  Net Loss                                              (304)                 -            (30,144)                 -     (30,448)
                                               -------------     --------------     --------------     --------------    ------- --
Comprehensive Income (Loss)                             (304)                 -            (30,144)                99      (30,349)
                                               -------------     --------------     --------------     --------------  ------------

Balance at March 31, 2008                      $       7,261     $        5,000     $      713,852     $            -    $  726,113
                                               =============     ==============     ==============     ============== =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007


                                                                                 2008                        2007
                                                                           ----------------         -      ---------
Cash flows from operating activities:
   Net Loss                                                                $        (30,448)       $       (111,895)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Gain on sale of investments in Local Limited
       Partnerships                                                                       -                (124,287)
     Accretion                                                                          (89)                 (4,403)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                   2,533                   3,751
       Due to affiliate                                                             (21,088)                 (4,186)
       Accrued expenses                                                             (10,775)                 12,085
                                                                           ----------------         ----------------
Net cash used for operating activities                                              (59,867)               (228,935)
                                                                           ----------------         ----------------

Cash flows from investing activities:
   Proceeds from sales and maturities of investment securities                      200,000                 500,000
   Proceeds received from sale of investments in Local
     Limited Partnerships                                                                 -                 124,287
   Deposit on sale                                                                        -                  (6,250)
   Accounts receivable from sale of investments in Local
     Limited Partnerships                                                                 -                 150,000
                                                                           ----------------         ----------------
Net cash provided by investing activities                                           200,000                 768,037
                                                                           ----------------         ----------------

Net increase in cash and cash equivalents                                           140,133                 539,102

Cash and cash equivalents, beginning                                             644,916                    105,814
                                                                           -------------            ----------------

Cash and cash equivalents, ending                                          $        785,049        $        644,916
                                                                           ================         ================

Non cash financing activity:
   Cash distribution                                                       $             -         $        = (58,549)
                                                                           ================         ================

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

Under the terms of the Partnership Agreement, the Partnership originally designated 3.00% (subsequently increased to 4.00%) of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time as it deems appropriate. At March 31, 2008, the Managing General Partner has designated $785,049 as such Reserves.

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

Investment Securities

The Partnership's investments in securities were classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities were held. All investment securities had fixed maturities. Realized gains or losses from sales of securities were based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P.

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P

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

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Partnership's financial position, operations or cash flow.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P

3.   Investments in Local Limited Partnerships

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

The following is a summary of investment in Local Limited Partnership at March
31, 2008:

Capital contributions paid to Local Limited Partnership and purchase
   price paid to withdrawing partners of Local Limited Partnership                                  $    10,937,500

Cumulative equity in losses of Local Limited Partnership (excluding cumulative
   unrecognized losses of $7,781,696)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnership                                      (124,276)
                                                                                                    ---------------

Investment in Local Limited Partnership before adjustments                                                 (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                    ---------------

Investment in Local Limited Partnership before valuation allowance                                           40,610

Valuation allowance on investment in Local Limited Partnership                                              (40,610)
                                                                                                    ---------------

Investment in Local Limited Partnership                                                             $             -
                                                                                                    ===============

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnership in which the Partnership has invested as of December 31, 2007 and 2006 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2007                2006
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $     10,644,451    $     11,748,053
   Other assets                                                                     1,263,997             928,998
                                                                             ----------------    ----------------
     Total Assets                                                            $     11,908,448    $     12,677,051
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $      8,536,077    $      9,273,551
   Other liabilities                                                               12,298,993          12,039,188
                                                                             ----------------    ----------------
     Total Liabilities                                                             20,835,070          21,312,739
                                                                             ----------------    ----------------

Partnership's deficiency                                                           (8,704,877)         (8,416,852)
Other partners' deficiency                                                           (221,745)           (218,836)
                                                                             ----------------    -----------------
   Total Partners' Deficiency                                                      (8,926,662)         (8,635,688)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Deficiency                                $     11,908,448    $     12,677,051
                                                                             ================    ================

                       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P

                          NOTES TO THE FINANCIAL STATEMENTS (continued)


3. Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2007                  2006
                                                                             ----------------       ------------

Rental and other income                                                      $      5,265,544    $      5,365,965
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        3,507,685           3,636,169
   Interest                                                                           931,199           1,401,064
   Depreciation and amortization                                                    1,117,594           1,387,327
                                                                             ----------------    ----------------
     Total Expenses                                                                 5,556,478           6,424,560
                                                                             ----------------    ----------------

Net Loss                                                                     $       (290,934)   $     (1,058,595)
                                                                             ================    ================

Partnership's share of net loss                                              $       (288,025)   $     (1,048,009)
                                                                             ================    ================
Other partners' share of net loss                                            $         (2,909)   $        (10,586)
                                                                             ================    ================

For the years ended March 31, 2008 and 2007, the Partnership has not recognized $288,025 and $1,130,020, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.


The Partnership's deficiency as reflected by the Local Limited Partnerships of $(8,704,877) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(927,577) primarily due to cumulative unrecognized losses as described above and differences in the accounting treatment of miscellaneous items.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of $5,000 (annually adjusted by the CPI factor) per Local Limited Partnership as the annual Asset Management Fee for administering the affairs of the Partnership. Included in the Statements of Operations are Asset Management Fees of $8,688 and $46,669 for the years ended March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, $8,688 and $50,855, respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliate at March 31, 2008 is $2,172 of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $13,078 and $30,232, respectively, that the Partnership incurred for these expenses. During the years ended March 31, 2008 and 2007, salaries and benefits of $8,914 and $30,232, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2008, $4,164 of these reimbursements remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Partnership's operating expenses. As of March 31, 2008, $33,296 is reimbursable to the affiliate.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2008 and 2007 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                      2007
                                                                               --------------             -----------

Net Loss  per financial statements                                             $      (30,448)      $     (111,895)

Equity in losses of Local Limited Partnerships for tax (financial) reporting purposes in excess of equity in losses for financial (tax)
   purposes                                                                        (1,034,921)             408,357

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                  (288,025)          (1,130,020)

Adjustment to reflect March 31 fiscal year end to December 31
   taxable year end                                                                   (10,274)                 724

Amortization for tax purposes in excess of amortization for
   financial reporting purposes                                                       (52,226)             (52,226)

Gain on sale of investments in Local Limited Partnerships recognized for tax purposes in excess of gain recognized for financial
   reporting purposes                                                                       -            7,343,601
                                                                               --------------     ----------------

Net Income (Loss) per tax return                                               $   (1,415,894)      $    6,458,541
                                                                               ==============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively, are as follows:


                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $            -     $   (6,304,702)     $   (6,304,702)
                                                            ==============     ==============       ==============
Other assets                                                $      785,049     $    7,871,399      $   (7,086,350)
                                                            ==============     ==============       ==============
Liabilities                                                 $       58,936     $       42,186      $       16,750
                                                            ==============     ==============       ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,824,000 greater than for financial reporting purposes, including approximately $7,782,000 of losses the Partnership has not recognized relating to certain Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; (ii) the Partnership has provided an impairment allowance of approximately $41,000 against its investments in Local Limited Partnerships for financial reporting purposes; (iii) cumulative amortization of acquisition fees and expenses for tax purposes is approximately $522,000 greater than for financial reporting purposes; (iv) organizational and offering costs of approximately $7,078,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.