Form 10-Q
period 2008-06-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2008-08-14
CIK 830997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2008
                                       --------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from to


                         Commission file number 0-17777

   Boston Financial Qualified Housing Tax Credits  L.P. II
-----------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

                        Delaware                      04-3002607
-----------------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------      --------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes__X_ No____ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                     Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check      Smaller reporting company __X_
          if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes____   No__X_ .

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2008                                            1

         Statements of Operations (Unaudited) - For the Three
           Months Ended June 30, 2008 and 2007                                                2

         Statement of Changes in Partners' Equity (Unaudited) - For
           the Three Months Ended June 30, 2008                                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
           Ended June 30, 2008 and 2007                                                       4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          10

Item 4.  Controls and Procedures                                                             10

PART II - OTHER INFORMATION

Items 1-6                                                                                    11

SIGNATURE                                                                                    12

CERTIFICATIONS                                                                               13


             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                          (A Limited Partnership)

                              BALANCE SHEET
                              June 30, 2008
                               (Unaudited)




         Assets

Cash and cash equivalents                                                                         $       753,100
Investment in Local Limited Partnerships (Note 1)                                                               -
                                                                                                  ---------------
   Total Assets                                                                                   $       753,100
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $        18,428
Accrued expenses                                                                                           24,904
                                                                                                  ---------------
   Total Liabilities                                                                                       43,332

General, Initial and Investor Limited Partners' Equity                                                    709,768
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $       753,100
                                                                                                  ===============

    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                          (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)



                                                                                2008                     2007
                                                                         ------------------       -----------------
Revenue:
   Investment                                                            $            3,153      $            1,069
                                                                         -------------------     ------------------

Expenses:
   Asset management fees, affiliate                                                   2,261                   2,172
   General and administrative (includes reimbursements
     to an affiliate in the amount of $1,866 and
     $4,762 in 2008 and 2007, respectively)                                          17,237                  27,151
                                                                         ------------------      ------------------
       Total Expenses                                                                19,498                  29,323
                                                                         ------------------      ------------------

Loss before equity in losses of Local Limited Partnerships                          (16,345)                (28,254)

Equity in losses of Local Limited Partnership (Note 1)                                    -                       -
                                                                         ------------------      ------------------

Net Loss                                                                 $          (16,345)     $          (28,254)
                                                                         ==================      ==================

Net Loss allocated:
   General Partners                                                      $             (163)     $             (282)
   Limited Partners                                                                 (16,182)                (27,972)
                                                                         ------------------      ------------------
                                                                         $          (16,345)     $          (28,254)
                                                                         ==================      ==================
Net Loss per Limited Partner Unit
   (60,000 Units)                                                        $            (0.27)     $            (0.47)
                                                                         ==================       ==================


    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                          (A Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2008
                                   (Unaudited)






                                                                     Initial            Investor
                                                  General            Limited            Limited
                                                  Partners           Partner            Partners             Total

Balance at March 31, 2008                      $       7,261     $        5,000     $      713,852     $      726,113

Net Loss                                                (163)                 -            (16,182)           (16,345)
                                               -------------     --------------     --------------     --------------

Balance at June 30, 2008                       $       7,098     $        5,000     $      697,670     $      709,768
                                               =============     ==============     ==============     ==============




     The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                          (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)




                                                                                  2008               2007
                                                                              -------------      ------------

Net cash used for operating activities                                        $     (31,949)     $     (85,517)

Net cash provided by investing activities                                                 -            200,000
                                                                              --------------        -------------

Net increase (decrease) in cash and cash equivalents                                (31,949)           114,483

Cash and cash equivalents, beginning                                                785,049            644,916
                                                                              --------------        -------------

Cash and cash equivalents, ending                                             $     753,100      $     759,399
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

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnership at June
30, 2008:

Capital contributions paid to Local Limited Partnership and purchase
   price paid to withdrawing partners of Local Limited Partnership                                  $    10,937,500

Cumulative equity in losses of Local Limited Partnership (excluding  cumulative
   unrecognized losses of $7,853,768)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnership                                      (124,276)
                                                                                                    ----------------

Investment in Local Limited Partnership before adjustments                                                 (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                    ----------------

Investment in Local Limited Partnership before valuation allowance                                           40,610

Valuation allowance on investment in Local Limited Partnership                                              (40,610)
                                                                                                    ----------------

Investment in Local Limited Partnership                                                             $             -
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

The Partnership's share of the net loss of the Local Limited Partnership for the three months ended June 30, 2008 is $72,072. For the three months ended June 30, 2008, the Partnership has not recognized $72,072 of equity in loss relating to the Local Limited Partnership's cumulative equity in losses and cumulative distributions exceeding its total investment in the Local Limited Partnership.

2.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Partnership adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Partnership's Financial Statements. The Partnership does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Partnership's financial position, operations or cash flow. This standard requires that a Partnership measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3 - Unobservable inputs reflect the Partnership's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $753,100.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate", "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of $753,100 as compared to $785,049 at March 31, 2008. The decrease is primarily attributable to cash used for operating activities.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At June 30, 2008, $753,100 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $131,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the three month ended June 30, 2008.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2008 resulted in net loss of $16,345 as compared to net loss of $28,254 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in investment revenue and a decrease in general and administrates expenses. The increase in investment revenue is primarily attributable to a decrease in cash used for operating activities. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved in prior quarters, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.

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

As of June 30, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the three months ended June 30, 2008.

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

Property Discussions

As previously reported, Wayne Apartments, located in Boston, Massachusetts, was appraised in anticipation of a sale of the Property. The Managing General Partner currently estimates that the sale will occur in 2008. Net sales proceeds, if any, as well as taxable income, are unknown at this time. The Property operated below breakeven for the three month period ending June 30, 2008. Occupancy was 92% as of June 30, 2008.

                BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Partnership's internal control over financial reporting was effective.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2008                   BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. II


                                         By:   Arch Street, Inc.,
                                               its Managing General Partner


                                              /s/Greg Judge
                                                 Greg Judge
                                                 President
                                                 Arch Street, Inc.