Form 10-Q
period 2008-09-30
BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LP II
filed 2008-11-14
CIK 830997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended     September 30, 2008
                      -----------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ___________   to______________


                         Commission file number 0-17777

              Boston Financial Qualified Housing Tax Credits  L.P. II
    -------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)


              Delaware                                        04-3002607
            ____________                                   ________________
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)


101 Arch Street, Boston, Massachusetts                         02110-1106
_______________________________________                    ________________
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                    -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .
                                      ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                     Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if    Smaller reporting company X
a smaller reporting company)                                             ____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes No X .
                                     ___

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)









                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2008                                       1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2008 and 2007                                           2

         Statement of Changes in Partners' Equity (Unaudited) - For
           the Six Months Ended September 30, 2008                                            3

         Statements of Cash Flows (Unaudited) - For the Six Months
           Ended September 30, 2008 and 2007                                                  4

         Notes to the Financial Statements (Unaudited)                                        5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          11

Item 4.  Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Items 1-6                                                                                    12

SIGNATURE                                                                                    13

CERTIFICATIONS                                                                               14


                   BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2008
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $        727,304
Investment in Local Limited Partnership (Note 1)                                                            -
                                                                                             ----------------
   Total Assets                                                                              $        727,304
                                                                                             ================

Liabilities and Partners' Equity

Due to affiliate                                                                             $         22,053
Accrued expenses                                                                                       17,692
                                                                                             ----------------
   Total Liabilities                                                                                   39,745

General, Initial and Investor Limited Partners' Equity                                                687,559
                                                                                             ----------------
    Total Liabilities and Partners' Equity                                                   $        727,304
                                                                                             ================

    The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)



                                                              Three Months Ended                    Six Months Ended

                                                      September 30,      September 30,          September 30,      September 30,

                                                          2008                2007                 2008                  2007
                                                    --------------         --------------      --------------        ------------
Revenue
   Investment                                       $         3,343       $        22,688      $         6,496       $       23,757
   Other                                                          -                42,301                    -               42,301
                                                    ---------------       ---------------      ---------------      ---------------
       Total Revenue                                          3,343                64,989                6,496               66,058
                                                    ---------------       ---------------      ---------------       --------------

Expenses:
 Asset management fees, affiliate                            2,261                  2,172                4,522                4,344
 General and administrative (includes reimbursements
 to an affiliate in the amounts of $4,188 and $8,914
 for the six months ended September 30, 2008
  and 2007, respectively)                                   23,291                 30,913               40,528               58,064
                                                    ---------------       ---------------      ---------------       ---------------
       Total Expenses                                        25,552                33,085               45,050               62,408
                                                    ---------------       ---------------      ---------------       ---------------

Income (Loss) before equity in loss of
   Local Limited Partnership                                (22,209)               31,904              (38,554)                3,650

Equity in loss of Local Limited
   Partnership (Note 1)                                           -                     -                    -                     -
                                                    ---------------       ---------------      ---------------       ---------------

Net Income (Loss)                                   $       (22,209)      $        31,904      $       (38,554)      $         3,650
                                                    ===============       ===============      ===============       ===============

Net Income (Loss) allocated:
   General Partners                                 $          (222)      $           249      $          (385)      $          (33)
   Limited Partners                                         (21,987)               31,655              (38,169)                3,683
                                                    ---------------       ---------------      ---------------       ---------------
                                                    $       (22,209)      $        31,904      $       (38,554)      $         3,650
                                                    ===============       ===============      ===============       ===============

Net Income (Loss) Per Limited Partner
   Unit (60,000) Units                              $         (0.37)      $          0.53      $        (0.64)       $          0.06
                                                    ===============       ===============      ==============        ===============

    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2008
                                   (Unaudited)






                                                                     Initial           Investor
                                                  General            Limited            Limited
                                                 Partners            Partner           Partners             Total

Balance at March 31, 2008                     $       7,261       $       5,000      $    713,852       $    726,113

Net Loss                                               (385)                  -           (38,169)           (38,554)
                                              -------------       -------------      ------------       ------------

Balance at September 30, 2008                 $       6,876       $       5,000      $    675,683       $    687,559
                                              =============       =============      ============       ============



     The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II

                            STATEMENTS OF CASH FLOWS
                  For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)




                                                                                   2008               2007
                                                                             -------------      --------------

Net cash used for operating activities                                        $     (57,745)     $     (25,626)

Net cash provided by investing activities                                                 -            200,000
                                                                              -------------      -------------

Net increase (decrease) in cash and cash equivalents                                (57,745)           174,374

Cash and cash equivalents, beginning                                                785,049            644,916
                                                                              -------------      -------------

Cash and cash equivalents, ending                                             $     727,304      $     819,290
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnership at September 30, 2008:

Capital contributions paid to Local Limited Partnership and purchase
   price paid to withdrawing partners of Local Limited Partnership                                  $    10,937,500

Cumulative equity in losses of Local Limited Partnership (excluding  cumulative
   unrecognized losses of $7,984,646)                                                                   (11,740,801)

Cumulative cash distributions received from Local Limited Partnership                                      (124,276)
                                                                                                    -----------------

Investment in Local Limited Partnership before adjustments                                                 (927,577)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,414,450

   Cumulative amortization of acquisition fees and expenses                                                (446,263)
                                                                                                    -----------------

Investment in Local Limited Partnership before valuation allowance                                           40,610

Valuation allowance on investment in Local Limited Partnership                                              (40,610)
                                                                                                    ----------------

Investment in Local Limited Partnership                                                             $             -
                                                                                                    ================

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

The Partnership's share of the net loss of the Local Limited Partnership for the six months ended September 30, 2008 is $202,950. For the six months ended September 30, 2008, the Partnership has not recognized $202,950 of equity in loss relating to the Local Limited Partnership's cumulative equity in losses and cumulative distributions exceeding its total investment in the Local Limited Partnership.

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

Financial assets accounted for at fair value on a recurring basis at September 30, 2008 include cash equivalents of $727,304.

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

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of $727,304 as compared to $785,049 at March 31, 2008. The decrease is primarily attributable to cash used for operating activities.

                  BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                        (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources (continued)

The Managing General Partner initially designated 3.00% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. During the year ended March 31, 1993, the Managing General Partner increased the Reserve level to 4.00%. At September 30, 2008, $727,304 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $309,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Partnership has advanced approximately $1,207,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $157,000 of Reserves to fund operations. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made to Limited Partners during the six month ended September 30, 2008.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2008 resulted in net loss of $22,209 as compared to net income of $31,904 for the same period in 2007. The decrease in net income is primarily attributable to a decrease in investment revenue and a decrease in other revenue partially offset by a decrease in general and administrative expenses. The Partnership had a decrease in investment revenue during the period ended September 30, 2008 related to a reimbursement of interest that the Partnership had received in the prior year. The decrease in other revenue is primarily attributable to a decrease in cash received from previously disposed Local Limited Partnerships as compared to the same period in 2007. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved in prior quarters, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.

            BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                    (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2008 resulted in a net loss of $38,554 as compared to net income of $3,650 for the same period in 2007. The increase in net loss is primarily attributable to a decrease in investment revenue and a decrease in other revenue partially offset by a decrease in general and administrative expenses. The Partnership had a decrease in investment revenue during the period ended September 30, 2008 related to a reimbursement of interest that the Partnership had received in the prior year. The decrease in other revenue is primarily attributable to a decrease in cash received from previously disposed Local Limited Partnerships as compared to the same period in 2007. The decrease in general and administrative expenses is due to a decrease in legal expenses associated with litigation in which the Partnership was involved in prior quarters, as well as decreased charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for the operation of the Partnership.

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

As of September 30, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,399 per Limited Partner Unit. The aggregate amount of net Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the remaining Property in which the Partnership has an interest expired on December 31, 2003. The Partnership did not dispose of any Local Limited Partnership interests during the six months ended September 30, 2008.

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

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As previously reported, the Managing General Partner estimated that the sale of Wayne Apartments, located in Boston, Massachusetts, would occur in 2008. Although it is possible a sale could occur in early 2009, the Managing General Partner presently expects a 2008 sale of the underlying property, effectively terminating the Partnership's interest in this Local Limited Partnership. Net sales proceeds, if any, are unknown at this time. The Managing General Partner estimates a 2008 disposition will result in 2008 taxable income projected to be approximately $8,900,000, or $148 per Unit. If the Partnership receives any net sales proceeds, 2008 estimated taxable income will increase by a corresponding amount. The Property operated above breakeven for the six month period ending June 30, 2008. Occupancy was 92% as of June 30, 2008.

              BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                       (A Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Partnership's internal control over financial reporting was effective.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008.

                 BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS L.P. II
                             (A Limited Partnership)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2008                 BOSTON FINANCIAL QUALIFIED HOUSING
                                         TAX CREDITS L.P. II


                                         By:   Arch Street, Inc.,
                                              its Managing General Partner


                                              /s/Greg Judge
                                               _______________
                                                 Greg Judge
                                                 President
                                                 Arch Street, Inc.